Form 10-Q
period 2001-03-31
CHESTERFIELD FINANCIAL CORP
filed 2001-05-14
CIK 1132515

--------------------------------------------------------------------------------





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


                         Commission file number 0-32589


                          Chesterfield Financial Corp.
             (Exact name of registrant as specified in its charter)


        Delaware                                               36-4441126
 (State of Incorporation)                                    (I.R.S. Employer
                                                            Identification No.)

                10801 S. Western Avenue, Chicago, Illinois, 60643
                    (Address of principal executive offices)


                                 (773) 239-6000
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all the reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

      (1) Yes  x    No
              ---        ---
      (2) Yes       No    x
              ---        ---

     The number of shares outstanding of each of the issuer's classes of common stock, was 4,304,738 shares of common stock, par value $.01, outstanding as of May 8, 2001.

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                                    FORM 10-Q


                                                            Index

Part I.  Financial Information                                        Page (s)
-------  ---------------------                                        --------

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of
         March 31, 2001 (unaudited) and June 30, 2000                    1

         Consolidated Condensed Statements of Income for
         the three and nine months ended March 31, 2001
         and 2000 (unaudited)                                            2

         Consolidated Condensed Statements of Cash Flows
         for the nine months ended March 31, 2001
         and 2000 (unaudited)                                            3

         Notes to Consolidated Condensed Financial Statements
         (unaudited)                                                     4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           5-9

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risks                                                   10


Part II.      Other Information

Item 1.       Legal Proceedings                                         11

Item 2.       Changes in Securities                                     11

Item 3.       Defaults upon Senior Securities                           11

Item 4.       Submission of Matters to a Vote of Security Holders       11

Item 5.       Other Information                                         11

Item 6.       Exhibits and Reports on Form 8-K                          11

              Signature Page                                            12

CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)
Dollars in thousands

                                                                                             March 31,             June 30,
Assets                                                                                         2001                  2000
----------------------------------------------------------------------------------------------------------------------------
Cash and due from financial institutions                                              $       4,156         $      4,322
Interest-bearing deposits                                                                    52,307               59,933
Federal funds sold                                                                            4,000                2,700
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                    60,463               66,955

Securities held to maturity, at amortized cost (approximate fair value of
     $81,339 at March 31, 2001 and $72,631 at June 30, 2000)                                 81,139               73,687
Loans receivable, net of allowance for loan losses of $1,557 at
     March 31, 2001 and $1,508 at June 30, 2000                                             154,944              157,276
Federal Home Loan Bank stock                                                                  1,704                1,610
Premises and equipment                                                                        2,770                2,770
Accrued interest receivable and other assets                                                  3,268                3,182
----------------------------------------------------------------------------------------------------------------------------

                                                                                      $     304,288         $    305,480
----------------------------------------------------------------------------------------------------------------------------

Liabilities and Retained Income
----------------------------------------------------------------------------------------------------------------------------
Deposits                                                                               $    261,112         $    263,350
Advance payments by borrowers for taxes and insurance                                         1,742                2,835
Accrued expenses and other liabilities                                                        4,350                4,140
----------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                           267,204              270,325

----------------------------------------------------------------------------------------------------------------------------

Retained income                                                                              37,084               35,155
----------------------------------------------------------------------------------------------------------------------------

                                                                                       $    304,288         $    305,480
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated condensed financial statements.

CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)
Dollars in thousands

                                                                           Three Months Ended     Nine Months Ended
                                                                                March 31,                 March 31,
                                                                            2001         2000         2001         2000
----------------------------------------------------------------------------------------------------------------------------
Interest income and dividend income
Loans, including fees                                                     $  2,947      $ 2,989     $  8,874     $  8,939
Securities                                                                   1,247          895        3,672        2,470
Interest-bearing deposits                                                      691          939        2,413        2,814
Other interest income                                                           76           96          248          250
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                                                             4,961        4,919       15,207       14,473
Interest expense on deposits                                                 2,704        2,716        8,307        7,982
----------------------------------------------------------------------------------------------------------------------------
Net interest income before provision for loan losses                         2,257        2,203        6,900        6,491
Provision for loan losses                                                       17           20           56           64
----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                          2,240        2,183        6,844        6,427
Non-interest income
Insurance commissions                                                          486          446        1,411        1,299
Service charges on deposit accounts                                             71           66          219          210
Other                                                                           30           29           94          111
----------------------------------------------------------------------------------------------------------------------------
                                                                               587          541        1,724        1,620
Non-interest expense

Salaries and employee benefits                                               1,074        1,065        3,265        3,141
Occupancy                                                                      192          175          591          532
Equipment                                                                      122          120          374          352
Data processing                                                                 79           78          234          230
Federal deposit insurance                                                       30           31           91          140
Other                                                                          328          291        1,063        1,007
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                                                             1,825        1,760        5,618        5,402

Income before income taxes                                                   1,002          964        2,950        2,645
Income tax expense                                                             351          363        1,021          948
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Net income                                                                $    651     $    601     $  1,929     $  1,697
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated condensed financial statements.

 CHESTERFIELD FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows (unaudited)
Dollars in thousands

Nine months ended March 31,                                                                             2001           2000
------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                                                                     $       1,929   $      1,697
Adjustments to reconcile net income to net cash from operating activities:
   Provision for loan losses                                                                              56             64
   Depreciation and amortization                                                                         317            338
   Net amortization of securities                                                                         (2)            (3)
   Amortization of intangibles                                                                            66             70
   Federal Home Loan Bank stock dividends                                                                (94)            --
   Net change in:
     Deferred loan origination fees                                                                      (66)           (77)
     Accrued interest receivable and other assets                                                       (152)           (39)
     Accrued expenses other liabilities                                                                  210           (130)
------------------------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                                     2,264          1,920
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities: Activity in held-to-maturity securities:
      Maturities and prepayments                                                                      42,575           7,428
      Purchases                                                                                      (50,025)        (20,000)
   Loan originations and payments, net                                                                 2,342          (1,381)
   Additions to premises and equipment                                                                  (317)           (268)
------------------------------------------------------------------------------------------------------------------------------
Net cash from investing activities                                                                    (5,425)        (14,221)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Net change in deposits                                                                             (2,238)          4,514
   Net change in advance payments by borrowers for taxes and insurance                                (1,093)         (1,119)
------------------------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                                                    (3,331)          3,395
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                               (6,492)         (8,906)
Cash and cash equivalents at beginning of period                                                      66,955          83,425
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                     $      60,463          74,519
                                                                                                               $
------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements (unaudited)
--------------------------------------------------------------------------------

(1)      Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the nine months ended March 31, 2001 are not necessarily indicative of results that may be expected for the entire fiscal year ended June 30, 2001.

     Chesterfield Financial Corp. (the "Company") is a Delaware corporation that was organized in January 2001 at the direction of the Board of Directors of Chesterfield Federal Savings and Loan Association (the "Bank") for the purpose of owning all of the outstanding capital stock of the Bank following the completion of the Bank's mutual-to-stock conversion. The Company offered for sale 4,304,738 shares of its outstanding common stock in a public offering to eligible depositors and members of the general public (the "Offering"), which was completed on May 2, 2001. Prior to that date, the Company had no assets or liabilities. Accordingly, the accompanying unaudited consolidated financial statements represent only the accounts of Chesterfield Federal Savings and Loan Association of Chicago and its wholly owned subsidiary, Chesterfield Insurance Services, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

(2)      Capital Resources

     The Bank is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material impact on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the entity's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting purposes. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of March 31, 2001, the Bank met the capital adequacy requirements to which they are subject. The Bank's tangible equity ratio at March 31, 2001 was 11.92%. The Tier 1 capital ratio was 11.92%, the Tier 1 risk-based ratio was 29.07%, and the total risk-based capital ratio was 30.27%.

     The most recent notification from the federal banking agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that have changed the Bank's category.

(3)      Commitments and Contingencies

     At March 31, 2001, the Bank had outstanding commitments to make loans of $6.4 million and unused lines of credit outstanding of $15.9 million. At June 30, 2000, the Bank had outstanding commitments to make loans of $2.6 million and unused lines of credit outstanding of $16.5 million.

(4)      Subsequent Event

     On May 2, 2001, Chesterfield Financial Corp. completed its initial public offering and its common stock began trading and being quoted on the Nasdaq National Market under the symbol "CFSL." A total of 4,304,738 shares of common stock were issued at the subscription price of $10.00 per share which resulted in gross proceeds of $43.0 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations


General

     The Bank's results of operations depend primarily on net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and interest-bearing deposits with other financial institutions, and the interest we pay on our interest-bearing liabilities, primarily savings accounts and time deposits. Our results of operations are also affected by the provision for loan losses, other income, and other expense. Other income consists primarily of insurance commissions and service charges on deposit accounts. Other expense consists primarily of non-interest expenses, including salaries and employee benefits, occupancy, equipment, data processing and deposit insurance premiums. Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, governmental policies and actions of regulatory authorities.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

     This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company and the Bank, are generally identifiable by use of the words such as "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Liquidity

     The Bank's liquidity management objective is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the ability to meet deposit withdrawals on demand or at contractual maturity, and to fund new loans and investments as opportunities arise. The Bank's primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and cash flows generated by investments. External sources of funds primarily consist of increases in deposits. Federal regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. At March 31, 2001, the Bank believes it was in compliance with Office of Thrift Supervision ("OTS') liquidity requirements.

     The Bank's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits for the nine months ended March 31, 2001, were $2.3 million. The Bank used $5.4 million in investing activities for the nine-month period ended March 31, 2001. Loan principal payments received exceeded loan originations by $2.3 million. Matured and called securities totaled $42.6 million, while purchases of new securities amounted to $50.0 million. Net cash used in financing activities amounted to $3.3 million for the nine months ended March 31, 2001. The Bank's deposits decreased by $2.2 million during the nine-month period.

     At March 31, 2001, the Bank had outstanding commitments to make loans of $6.4 million and unused lines of credit outstanding of $15.9 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from March 31, 2001 totaled $146.0 million. Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Bank.

Changes in Financial Condition

     The Bank's total assets decreased by $1.2 million, or 0.4%, to $304.3 million at March 31, 2001 from $305.5 million at June 30, 2000. The decrease resulted primarily from decreases in loans receivable and cash and cash equivalents, partially offset by an increase in securities. Securities increased by $7.5 million, or 10.1%, to $81.1 million at March 31, 2001 from $73.7 million at June 30, 2000. Management has reduced its levels of interest-bearing deposits in other financial institutions and invested the funds in securities, which generally have higher yields and longer terms to maturity. Cash and cash equivalents decreased $6.5 million, or 9.7%, to $60.5 million at March 31, 2001 from $67.0 million at June 30, 2000 as a result of the decision by management to reduce the level of interest-bearing deposits. Loans receivable decreased by $2.3 million, or 1.5%, to $154.9 million at March 31, 2001 from $157.3 million at June 30, 2000.

     Total deposits decreased $2.2 million, or 0.8%, to $261.1 million at March 31, 2001 from $263.3 million at June 30, 2000. Time deposits increased $1.2 million, or 0.7%, to $174.3 million at March 31, 2001 from $173.1 million at June 30, 2000. NOW accounts increased $113,000, or 0.5%, to $23.4 million at March 31, 2001 from $23.3 million at June 30, 2000. Passbook savings decreased $2.3 million, or 4.0%, to $54.5 million at March 31, 2001 from $56.8 million at June 30, 2000. Money market accounts decreased $1.3 million, or 12.5%, to $8.9 million at March 31, 2001 from $10.2 million at June 30, 2000. The decrease in deposits resulted from increased competition for deposits from new financial institutions located in Chesterfield Federal's market area.

     Retained income increased $1.9 million, or 5.5%, to $37.1 million at March 31, 2001 from $35.2 million at June 30, 2000 resulting from earnings during the period.

Asset Quality

     As of March 31, 2001, the Bank had non-accrual loans of $26,000 compared to $13,000 as of June 30, 2000. On the basis of management's review of our loan portfolio at March 31, 2001, we had classified $632,000 of our loans as substandard, and none of our loans as special mention, doubtful or loss.

Comparison of Operating Results for the Three Months Ended March 31, 2001 and March 31, 2000

     General. Net income increased $50,000, or 8.3%, to $651,000 for the three months ended March 31, 2001 from $601,000 for the three months ended March 31, 2000. The increase resulted from an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses.

     Total Interest Income. Total interest income increased by $42,000, or 0.9%, to $5.0 million for the three months ended March 31, 2001 from $4.9 million for the three months ended March 31, 2000. The increase resulted primarily from an increase in interest on securities partially offset by a decrease in interest on interest-bearing deposits in other financial institutions.

     Interest on securities increased $352,000, or 39.3%, to $1.2 million for the three months ended March 31, 2001 from $895,000 for the three months ended March 31, 2000. The increase resulted from a $15.6 million, or 24.3%, increase in the average balance of securities to $79.8 million from $64.2 million and an increase in the average yield on the securities portfolio to 6.25% from 5.57%. The volume increase was the result of management reducing the volume of interest-bearing deposits in other financial institutions and increasing the volume of securities, discussed above.

     Interest and fees on loans remained flat at approximately $3.0 million for the three months ended March 31, 2001 and 2000. The average yield on the loan portfolio increased 8 basis points to 7.61% from 7.53%. The increase in yield was offset by a decrease in the average balance of loans of $3.9 million, or 2.4%, to $155.0 million from $158.8 million.

     Interest on interest-bearing deposits decreased $248,000, or 26.4%, to $691,000 for the three months ended March 31, 2001 from $939,000 for the three months ended March 31, 2000. The decrease resulted from a $12.3 million, or 18.9%, decrease in the average balance of interest-bearing deposits to $52.6 million from $64.9 million and a 54 basis point decrease in the yield on interest-bearing deposits to 5.25% from 5.79%.

     Interest Expense. Interest expense on deposits remained consistent at approximately $2.7 million for the three months ended March 31, 2001 and 2000. Interest expense on passbook savings accounts decreased $23,000, or 6.6%, to $324,000 from $347,000 as a result of a $2.6 million decline in the average balance of passbook savings to $54.0 million from $56.6 million. The average cost of passbook savings declined to 2.40% from 2.45%. Interest expense on money market accounts decreased $7,000, or 9.2%, to $64,000 from $71,000 as a result of $1.0 million decline in the average balance of money market accounts to $9.1 million from $10.1 million. The average cost of money market accounts increased to 2.83% from 2.80%. Interest expense on time deposits increased $20,000, or 0.9%, to $2.2 million as a result of the 8 basis point increase in the rates paid on time deposits to 5.13% from 5.05%, partially offset by a $1.2 million decrease in the average balance of time deposits to $172.3 million from $173.5 million.

     Net Interest Income. Net interest income increased $54,000, or 2.5%, to $2.3 million for the three months ended March 31, 2001 from $2.2 million for the three months ended March 31, 2000. The net interest rate spread and the net interest margin increased during the period. The net interest rate spread increased 6 basis points to 2.61% from 2.55% while the net interest margin increased 9 basis points to 3.09% from 3.00%.

     Provision for Loan Losses. Management made provisions of $17,000 and $20,000 for the three months ended March 31, 2001 and 2000, respectively. The allowance for loan losses increased to 1.00% of net loans as of March 31, 2001 from 0.96% at June 30, 2000. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management believes that the allowance for loan losses at March 31, 2001 was adequate.

     Noninterest Income. Noninterest income includes insurance commissions, service charges on deposit accounts and other income. Total noninterest income increased $46,000, or 8.5%, to $587,000 for the three months ended March 31, 2001 from $541,000 for the three months ended March 31, 2000. This increase is primarily attributable to insurance commissions at the insurance subsidiary.

     Noninterest Expense. Total noninterest expense increased $65,000, or 3.7%, and was $1.8 million for the three months ended March 31, 2001. The increase is primarily due to increased other expenses which increased $37,000, or 12.7%, to $328,000 for the three months ended March 31, 2001 from $291,000 for the three months ended March 31, 2000. The increase is attributable to the insurance subsidiary's increased operating expenses. Occupancy expenses increased $17,000, or 9.7%; to $192,000 for the three months ended March 31, 2001 from $175,000 for the three months ended March 31, 2000. The increase in occupancy expense is attributable primarily to building maintenance expenses.

     Provision for Income Taxes. The provision for income taxes decreased to $351,000, or 35.0% of income before income taxes for the three months ended March 31, 2001, from $363,000, or 37.6% for the three months ended March 31, 2000.

Comparison of Operating Results for the Nine Months Ended March 31, 2001 and March 31, 2000

     General. Net income increased $232,000, or 13.7%, to $1.9 million for the nine months ended March 31, 2001 from $1.7 million for the nine months ended March 31, 2000. The increase resulted primarily from an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses.

     Total Interest Income. Total interest income increased by $734,000, or 5.1%, to $15.2 million for the nine months ended March 31, 2001 from $14.5 million for the nine months ended March 31, 2000. The increase resulted primarily from an increase in interest on securities partially offset by a decrease in interest on interest-bearing deposits in other financial institutions.

     Interest on securities increased $1.2 million, or 48.7%, to $3.7 million for the nine months ended March 31, 2001 from $2.5 million for the nine months ended March 31, 2000. The increase resulted from an $18.4 million, or 29.5%, increase in the average balance of securities to $80.9 million from $62.5 million and an increase in the average yield on the securities portfolio to 6.05% from 5.27%. The volume increase was the result of management reducing the volume of interest-bearing deposits in other financial institutions and increasing the volume of securities, discussed above.

     Interest and fees on loans remained relatively flat for the nine months ended March 31, 2001 and 2000. The average yield on the loan portfolio increased 12 basis points to 7.62% from 7.50%. The increase in yield was partially offset by a decrease of $3.7 million, or 2.3%, in the average balance of loans to $155.3 million from $158.9 million.

     Interest on interest-bearing deposits decreased $401,000, or 14.3%, to $2.4 million for the nine months ended March 31, 2001 from $2.8 million for the nine months ended March 31, 2000. The decrease resulted from a $14.7 million, or 22.2%, decrease in the average balance of interest-bearing deposits to $51.6 million from $66.3 million. The volume decrease was partially offset by a 58 basis point increase in the yield on interest-bearing deposits to 6.24% from 5.66%.

     Interest Expense. Interest expense on deposits increased $325,000, or 4.1%, to $8.3 million for the nine months ended March 31, 2001 from $8.0 million for the nine months ended March 31, 2000. Interest expense on passbook savings accounts decreased $62,000, or 5.8%, to $999,000 from $1.0 million as a result of a $2.5 million decline in the average balance of passbook savings to $54.3 million from $56.8 million. The average cost of passbook savings declined to 2.45% from 2.49%. Interest expense on time deposits increased $382,000, or 6.0%, to $6.8 million from $6.4 million as a result of the 32 basis point increase in the rates paid on time deposits to 5.25% from 4.93%, partially offset by a $910,000 decrease in the average balance of time deposits to $171.9 million from $172.8 million.

     Net Interest Income. Net interest income increased $409,000, or 6.3%, to $6.9 million for the nine months ended March 31, 2001 from $6.5 million for the nine months ended March 31, 2000. The net interest rate spread and the net interest margin increased during the period. The net interest rate spread increased 14 basis points to 2.65% from 2.51% while the net interest margin increased 20 basis points to 3.15% from 2.95%.

     Provision for Loan Losses. Management made provisions of $56,000 and $64,000 for nine months ended March 31, 2001 and 2000, respectively. The allowance for loan losses increased to 1.00% of net loans as of March 31, 2001 from 0.96% at June 30, 2000. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management believes that the allowance for loan losses at March 31, 2001 was adequate.

     Noninterest Income. Noninterest income includes insurance commissions, service charges on deposit accounts and other income. Total noninterest income increased $104,000, or 6.4%, to $1.7 million for the nine months ended March 31, 2001. This increase is attributable to insurance commissions at the insurance subsidiary.

     Noninterest Expense. Total noninterest expense increased $216,000, or 4.0%, to $5.6 million for the nine months ended March 31, 2001 from $5.4 million for the nine months ended March 31, 2000. The increase is primarily due to increased salaries and benefits and occupancy expenses. Salaries and benefits increased $124,000, or 3.9%, to $3.3 million for the nine months ended March 31, 2001 from $3.1 million for the nine months ended March 31, 2000. Approximately 37% of this increase is attributable to retirement and other benefit plans. Occupancy expenses increased $59,000, or 11.1%, to $591,000 for the nine months ended
March 31, 2001 from $532,000 for the nine months ended March 31, 2000. The increase in occupancy expense is attributable to increased building maintenance expenses, including increased snow removal costs incurred during December of 2000. Other expenses increased $56,000, or 5.6%, to $1.1 million for the nine months ended March 31, 2001 from $1.0 million for the nine months ended March 1, 2000. The increase is attributable to the insurance subsidiary's increased operating expenses.

     Provision for Income Taxes. The provision for income taxes increased to $1.0 million, or 34.6% of income before income taxes for the nine months ended March 31, 2001, from $948,000, or 35.8% for the nine months ended March 31, 2000.

Quantitative and Qualitative Disclosures about Market Risks

     The OTS provides all institutions that file a Consolidated Maturity/Rate schedule (CMR) as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of Net Portfolio Value ("NPV"). The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of NPV. The OTS model estimates the economics value of each type of asset, liability, and off-balance sheet contract under the assumption that the U.S. Treasury yield curve shifts instantaneously and parallel up and down 100 to 300 basis points in 100 basis point increments. The OTS provides thrifts the results of their interest rate sensitivity model, which is based on information provided by the Bank, to estimate the sensitivity of NPV.

     The OTS model utilizes an option-based pricing approach to estimate the sensitivity of mortgage loans. The most significant embedded option in these types of assets is the prepayment option of the borrowers. The OTS model uses various price indications and prepayment assumptions to estimate sensitivity of mortgage loans.

     In the OTS model, the value of deposit accounts appears on the asset and liability side of the NPV analysis. In estimating the value of certificate of deposit accounts ("CD"), the liability portion of the CD is represented by the implied value when comparing the difference between the CD face rate and available wholesale CD rates. On the asset side of the NPV calculation, the value of the "customer relationship" due to the rollover of retail CD deposits represents an intangible asset in the NPV calculation.

     Other deposit accounts such as transaction accounts, money market deposit accounts, passbook accounts, and non-interest bearing accounts also are included on the asset and liability side of the NPV calculation in the OTS model. The accounts are valued at 100% of the respective account balances on the liability side. On the assets side of the analysis, the value of the "customer relationship" of the various types of deposit accounts is reflected as a deposit intangible.

     The table below sets forth, as of December 31, 2000 (the most recent date available), the estimated changes in the Bank's NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. In the opinion of management, there have been no material changes to the Bank's NPV since December 31, 2000.

                                                                                  Net Portfolio Value as a % of
                                           Net Portfolio Value                       Present Value of Assets
                           ----------------------------------------------------  ----------------------------------
    Change in               Estimated NPV       Amount of         Percent          NPV Ratio          Percent
  Interest Rates
  (basis points)                                 Change                                                Change
------------------- ------ ----------------- ---------------- -----------------  ----------------- ----------------
                                    (in thousands)
    +300 bp                  $  34,136         $  (8,250)          (19)%             11.45%          - 228 bp
    +200                        36,987            (5,399)          (13)              12.26           - 147
    +100                        39,860            (2,526)           (6)              13.06            - 67
        0                       42,386                                               13.73
    - 100                       43,544             1,158             3               14.02            + 29
    - 200                       44,243             1,857             4               14.17            + 44
    - 300                       46,010             3,624             9               14.61            + 88
------------------- ------ ----------------- ---------------- -----------------  ----------------- ----------------

Part II - Other Information

Item 1.    Legal Proceedings

     The Company and the Bank are not engaged in any legal proceedings of a material nature at the present time.

Item 2.    Changes in Securities

     The Company was organized in January 2001 at the direction of the Board of Directors of the Bank for the purpose of owning all of the outstanding capital stock of the Bank following the completion of the Bank's mutual-to-stock conversion. The Company offered for sale 4,304,738 shares of its outstanding common stock in a public offering to eligible depositors and members of the general public (the "Offering"), which was completed on May 2, 2001.

     Completion of the Offering resulted in the issuance of 4,304,738 shares of common stock. Costs related to the Offering (primarily marketing fees paid to an underwriting firm, professional fees, registration fees, and printing and mailing costs) are estimated to have aggregated $1.2 million and have been deducted to arrive at net proceeds of $41.9 million from the Offering. This amount will be adjusted upon final receipt of all invoices related to Offering costs. The Company contributed 50% of the net proceeds of the Offering, or $20.9 million, to the Bank for general corporate use. Net Offering proceeds retained by the Company were used to acquire short-term investments and fund a $3.4 million loan to the Bank's employee stock ownership plan.

Item 3.    Defaults Upon Senior Securities

                Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

                Not applicable

Item 5.    Other Information

                Not applicable

Item 6.    Exhibits and Reports on Form 8-K

                  (a)    Exhibits
                             None.

                  (b)    Reports on Form 8-K
                             None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Chesterfield Financial Corp.


Dated:   May 14, 2001                /s/  MICHAEL E. DEHAAN
         ------------                --------------------------
                                     Michael E. DeHaan
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



Dated:   May 14, 2001                /s/  KAREN M. WIRTH
         ------------                -----------------------------------
                                     Karen M. Wirth
                                     Treasurer
                                     (Principal Financial and
                                      Accounting Officer)