Form 10-K
period 2001-06-30
CHESTERFIELD FINANCIAL CORP
filed 2001-09-27
CIK 1132515

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transaction period from to


                         Commission File Number: 0-32589

                          CHESTERFIELD FINANCIAL CORP.
                          ----------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                        36-4441126
          --------                                        ----------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification Number)

  10801 South Western Avenue, Chicago, Illinois               60643
  ---------------------------------------------               -----
     (Address of Principal Executive Office)               (Zip Code)

                                 (773) 239-6000
                                 --------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----
           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
         YES   [X]    NO   [ ].


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

         As of August 31, 2001, there were issued and outstanding 4,304,738 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of August 31, 2001 was $63.1 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.       Proxy Statement for the 2001 Annual Meeting of Stockholders (Part III)

                                     PART I
                                     ------

ITEM 1.  Business
------------------

Chesterfield Financial Corp.

         Chesterfield Financial Corp. was organized at the direction of the Board of Directors of Chesterfield Federal Savings and Loan Association of Chicago for the purpose of acting as the stock holding company of Chesterfield Federal. Chesterfield Financial's assets consist primarily of the outstanding capital stock of Chesterfield Federal and cash and investments of $20.9 million, representing a portion of the net proceeds from Chesterfield Financial's stock offering completed May 2, 2001. At June 30, 2001, 4,304,738 shares of Chesterfield Financial's common stock, par value $0.01 per share, were held by the public. Chesterfield Financial's principal business is overseeing and directing the business of Chesterfield Federal and investing the net stock offering proceeds retained by it. At June 30, 2001, Chesterfield Financial had total consolidated assets of $344.3 million, total deposits of $260.7 million and shareholders' equity of $76.6 million.

         Chesterfield Financial's office is located at 10801 South Western Avenue, Chicago, Illinois 60643. Its telephone number is (773) 236-6000.

Chesterfield Federal Savings and Loan Association of Chicago

         Founded in 1924, Chesterfield Federal is a customer-oriented, federally chartered savings association, which operates from its main office in Chicago, Illinois, and three branch offices. Chesterfield Federal also offers property and casualty insurance through its wholly owned subsidiary, Chesterfield Insurance Services, L.L.C. Chesterfield Federal's deposits are insured by the Savings Association Insurance Fund, as administered by the Federal Deposit Insurance Corporation, up to the maximum amount permitted by law.

         Chesterfield Federal's executive office is located at 10801 South Western Avenue, Chicago, Illinois 60643. Its telephone number is (773) 239-6000.

Market Area

         Chesterfield Federal has been, and continues to be, a community-oriented savings institution offering a variety of financial products to meet the needs of the communities it serves. Chesterfield Federal's lending and deposit-gathering area is concentrated in the neighborhoods surrounding its four offices; its main office and one branch office in the City of Chicago, one branch office in Palos Hills, which is located in Cook County, and one branch office in Frankfort, which is located in Will County. While the City of Chicago experienced a population decrease of 4.6% between 1990 and 1998, the population of Palos Hills and Frankfort increased 6.3% and 49.5%, respectively, over the same period. The City of Chicago government is the largest employer in the City of Chicago, and general building companies and healthcare providers comprise the two largest types of businesses in each of Chicago, Palos Hills and Frankfort. However, the economy in Chesterfield Federal's market area is not dependent on any single employer or type of business.

Competition

         We face significant competition in both originating loans and attracting deposits. The Chicago metropolitan area has a high concentration of financial institutions, most of whom are significantly larger institutions that have greater financial resources than we do, and all of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as mutual funds, securities and brokerage firms and insurance companies. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, has increased the competitive environment in which we conduct business.

Lending Activities

         General. Our loan portfolio is comprised mainly of one-to four-family residential real estate loans. The vast majority of these loans have fixed rates of interest. In addition to one- to -four-family residential real estate loans, our loan portfolio consists primarily of home equity lines of credit and consumer loans. At June 30, 2001, our loans totaled $166.6 million, of which $147.9 million, or 88.8% were secured by one-to four-family residential real estate, $5.1 million, or 3.0% were secured by multi-family residential real estate, $10.5 million, or 6.3% were home equity lines of credit and $3.2 million, or 1.9% were consumer loans.

         Loan Portfolio Composition. The following table shows the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and allowances for losses) as of the dates indicated.

                                                                                     At June 30,
                                               -------------------------------------------------------------------------------------
                                                     2001            2000                1999             1998             1997
                                               ----------------  ----------------  ----------------  ---------------  --------------
                                               Amount   Percent  Amount   Percent  Amount   Percent  Amount  Percent  Amount Percent
                                               ------   -------  ------   -------  ------   -------  ------  -------  ------ -------
                                                                            (Dollars in Thousands)
Real Estate Loans:
-----------------
One- to four-family.........................  $147,865    88.8% $140,120    87.7%  $140,351   87.5%  $127,428  84.4% $111,926  82.2%
Home equity.................................    10,521     6.3    11,002     6.9     11,413    7.1    14,114    9.4    15,310  11.2
Multi-family and other......................     5,073     3.0     5,693     3.5      6,058    3.8     6,362    4.2     5,993   4.5
                                              -------- -------  --------  ------   -------- ------   ------- ------  -------- -----
     Total real estate loans................   163,459    98.1   156,815    98.1    157,822   98.4   147,904   98.0   133,229  97.9
                                              -------- -------  --------  ------   -------- ------   ------- ------  -------- -----

Other Loans:
-----------
Consumer loans:
  Loans on deposits.........................     1,180     0.7     1,161     0.7      1,038    0.6     1,146    0.8     1,050   0.8
  Automobile, stock secured,
    second mortgages and other..............     1,975     1.2     1,842     1.2      1,574    1.0     1,839    1.2     1,831   1.3
                                              -------- -------  --------  ------   -------- ------   ------- ------  --------------
      Total consumer loans..................     3,155     1.9     3,003     1.9      2,612    1.6     2,985    2.0     2,881   2.1
                                              -------- -------  --------  ------   -------- ------   ------- ------  --------------

     Total loans............................   166,614   100.0%  159,818   100.0%   160,434  100.0%  150,889  100.0%  136,110 100.0%
                                                       =======            ======            ======           ======          ======

Less:
----
 Undisbursed portion of loans in
   process..................................     3,364               480              1,422            1,911              952
 Unearned discounts and deferred loan fees..       474               554                663              754              808
 Allowance for loan losses..................     1,573             1,508              1,432            1,283            1,087
                                              --------          --------           --------          -------         --------
 Total loans receivable, net................  $161,203          $157,276           $156,917          $146,941       $ 133,263
                                              ========          ========           ========          ========       =========

         Loan Contractual Terms to Maturity. The following table sets forth certain information as of June 30, 2001, regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity. The amounts shown represent outstanding principal balances, and are not adjusted for premiums, discounts, reserves, and unearned fees. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature.

                                                        Over 1       Over 3     Over 5       Over 10       Beyond
                                            Within    Year to 3    Years to  5 Years to 10  Years to 20       20
                                           1 Year       Years         Years      Years         Years        Years      Total
                                           ------       -----         -----      -----         -----        -----      -----
                                                                            (In Thousands)
Real estate loans:
  One- to four-family ...............     $ 10,561     $ 21,331     $ 20,496     $ 38,530     $ 31,304     $ 25,643     $147,865
  Home equity, multi-family and other        2,983        4,159        2,916        4,371        1,165         --         15,594
  Consumer loans ....................          978        1,079          431          427          240         --          3,155
                                          --------     --------     --------     --------     --------     --------     --------
Total loans receivable ..............     $ 14,522     $ 26,569     $ 23,843     $ 43,328     $ 32,709     $ 25,643     $166,614
                                          ========     ========     ========     ========     ========     ========     ========


         The following table sets forth at June 30, 2001, the dollar amount of all fixed rate and adjustable rate loans due or repricing after June 30, 2002.

                                              Fixed       Adjustable      Total
                                           -----------   ------------  -----------
                                                        (In Thousands)
Real estate loans:
   One- to four-family.................    $   136,212   $      1,092  $   137,304
   Home equity, multi-family and other.          4,540          8,071       12,611
Consumer loans ........................          2,177             --        2,177
                                           -----------   ------------  -----------
      Total............................    $   142,929   $      9,163  $   152,092
                                           ===========   ============  ===========

         One-to Four-Family Residential Real Estate Loans. We emphasize the origination of loans secured by first mortgage liens on one-to four-family residential property. As of June 30, 2001, these loans totaled $147.9 million, or 88.8% of our total loan portfolio. We originate loans for retention in our portfolio, and we intend to continue to do so, as our residential mortgage loan documents contain provisions that are more favorable to borrowers than set forth in the seller/servicer guidelines of entities like Fannie Mae or Freddie Mac.

         We offer one-to four-family residential mortgage loans with terms of seven, 10, 15 and 30 years. Of these loans, $147.0 million, or 99% had fixed rates of interest and the remaining $1.0 million, or 1% had adjustable rates of interest. All of our fixed-rate mortgage loans are fully amortized over the term of the loan. In an effort to increase our originations of shorter-term loans, we more aggressively price the interest rates on loans with terms of seven, 10 and 15 years than on 30-year loans.

         Adjustable-rate mortgages are offered with initial rates which are fixed for one year and adjust annually thereafter. Our adjustable rate loans have a 2% cap on the annual rate adjustment, with a 6% rate adjustment cap over the life of the loan. We price our adjustable rate mortgage loans using the National Monthly Median Cost of Funds for Savings Association Insurance Fund Insured Institutions as the index rate, plus a margin we adjust from time to time.

         Home Equity Lines of Credit. We offer home equity lines of credit, the total of which amounted to $10.5 million, or 6.3% of our total loan portfolio as of June 30, 2001. Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. We generally offer these loans with a maximum loan to appraised value ratio of 80% (including senior liens on the subject property). We currently offer these loans for periods of seven and 10 years, and at rates that are tied to the prime rate plus a margin we adjust from time to time.

         Multi-Family Loans. At June 30, 2001, $5.1 million, or 3.0% of our total loan portfolio consisted of loans secured by multi-family real estate. As of that date, the average principal amount outstanding per multi-family loan was $144,000. We originate fixed-rate multi-family real estate loans with amortization schedules of up to 20 years. We generally lend up to 70% of the property's appraised value. Appraised values are determined by our own in-house appraiser or independent appraisers that we designate. If deemed necessary, we obtain an environmental assessment from an independent engineering firm of any environmental risks that may be associated with a particular building or the site. In deciding to originate a multi-family loan, we review the creditworthiness of the borrower, the expected cash flows from the property securing the loan, the cash flow requirements of the borrower, the value of the property and the quality of the management involved with the property. We generally obtain the personal guarantee of the principals when originating multi-family real estate loans.

         Multi-family real estate lending is generally considered to involve a higher degree of credit risk than one- to four-family residential lending. Such lending may involve large loan balances concentrated on a single borrower or group of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the related real estate project. Consequently the repayment of the loan may be subject to adverse conditions in the real estate market or the economy generally.

         Consumer Loans. We are authorized to make loans for a wide variety of personal and consumer purposes. As of June 30, 2001, consumer loans totaled $3.2 million, or 1.9% of our total loan portfolio. Our consumer loans consist primarily of home improvement loans and loans secured by deposit accounts, but we also offer automobile, stock secured and unsecured personal loans. Our procedure for underwriting consumer loans includes an assessment of the applicant's credit history and ability to meet existing obligations and payments of the proposed loan, as well as an evaluation of the value of the collateral security, if any. Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value, such as automobiles. In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining value often does not warrant further substantial collection efforts against the borrower.

         Loan Originations, Purchases, Sales and Servicing. Although we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in our market area. This includes competing banks, savings institutions, credit unions, and mortgage banking companies, as well as life insurance companies, and Wall Street conduits that also actively compete for local real estate loans. Loan originations are derived from a number of sources, including existing or prior customers and walk-in customers. We have very few referrals from real estate brokers.

         Our loan origination activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Accordingly, the volume of loan originations and the profitability of this activity can vary from period to period. We have not originated any loans for sale in the secondary market, and are restricted from selling loans to some potential purchasers because our residential mortgage loan documents contain provisions that are more favorable to borrowers than permitted by the seller/servicer guidelines of entities like Fannie Mae or Freddie Mac. We currently do not service any loans for others.

         The following table shows our loan origination and repayment activities for the periods indicated. We did not purchase or sell any loans during the periods indicated.


                                                                  For the Years Ended June 30,
                                                                2001          2000         1999
                                                              ---------    ---------    ---------
                                                                         (In Thousands)
Originations by Type:
--------------------
 Adjustable rate:
  Real estate -
                - one-to four-family......................    $     357    $     568    $      --
                - home equity.............................        6,472        6,014        6,418
                                                              ---------    ---------    ---------
        Total adjustable-rate.............................        6,829        6,582        6,418
                                                              ---------    ---------    ---------
 Fixed rate:
  Real estate -
                - one-to four-family......................       31,503       21,215       42,939
                - multi-family and other..................          584          370          694
  Non-real estate - consumer..............................        1,993        2,740        1,724
                                                              ---------    ---------    ---------
         Total fixed-rate.................................       34,080       24,325       45,357
                                                              ---------    ---------    ---------
         Total loans originated...........................       40,909       30,907       51,775
                                                              ---------    ---------    ---------

Repayments:
----------
  Principal repayments....................................       34,113       31,523       42,230
                                                              ---------    ---------    ---------

Increase (decrease) in other items, net...................       (2,869)         975          431
                                                              ---------    ---------    ---------
         Net increase.....................................    $   3,927    $     359    $   9,976
                                                              =========    =========    =========


         Loan Approval Procedures and Authority. Our lending activities are subject to written, non-discriminatory underwriting standards and the loan origination procedures adopted by management and the Board of Directors. All loans, regardless of size or type, are initially reviewed by a loan officer. Due to their experience and length of employment with Chesterfield Federal, all of Chesterfield Federal's loan officers have the authority to approve residential mortgage loans in amounts up to $500,000. All of these approvals must be ratified by at least two members of the Executive Loan Committee, which consists of President and Chief Executive Officer Michael E. DeHaan, Vice President and Secretary Richard E. Urchell, Vice President Peter I. Hahto, Director Robert T. Mangan and Vice President Robert J. Cusack. Any loan application for which a loan officer recommends denial is re-reviewed by at least two members of our Second Review Committee, which consists of President and Chief Executive Officer Michael E. DeHaan, Vice President and Secretary Richard E. Urchell, Vice President and Compliance Officer Raymond M. Janacek and Vice President Robert J. Cusack. Any two members of this committee have the authority to approve an application that was denied previously. Loans in excess of $500,000 must be approved by the entire Board of Directors.

Insurance Activities

         Chesterfield Insurance Services, L.L.C., is a wholly owned service corporation subsidiary of Chesterfield Federal. Chesterfield Insurance offers property and casualty insurance on an agency basis for third-party providers. During the fiscal years ended June 30, 2001 and 2000, Chesterfield Insurance generated $1.9 and $1.7 million, respectively, in insurance commissions, and incurred operating expenses of $1.9 million and $1.8 million, respectively. Chesterfield Insurance reported net losses of $5,500 and $44,000 for the fiscal years ended June 30, 2001 and 2000, respectively. As of June 30, 2001, Chesterfield Insurance had 19 employees.

Asset Quality

         Delinquent Loans. The following table sets forth Chesterfield Federal's loan delinquencies by type, by amount and by percentage of type at June 30, 2001. Loans delinquent for 90 days and over are considered non-accruing loans.

                                              Loans Delinquent For
                                    60-89 Days                90 Days and Over          Total Delinquent Loans
                             --------------------------   --------------------------  --------------------------
                                                Percent                     Percent                       Percent
                                                of Loan                     of Loan                       of Loan
                             Number   Amount   Category   Number  Amount   Category    Number  Amount    Category
                             ------   ------   --------   ------  ------   --------    ------  ------    --------
                                               (Dollars in Thousands)
Real Estate:
  One- to four-family ..        5     $232        0.02%     1     $  3        --%        6      $235        0.02%
  Home equity ..........       --       --          --     --       --        --        --        --          --
  Multi-family and other       --       --          --     --       --        --        --        --          --

Consumer ...............        4       29        0.90     --        --       --         4        29        0.90
                             ----     ----        ----   ----      ----       ---     ----      ----        ----

     Total .............        9     $261        0.02%     1     $  3        --%       10      $264        0.02%
                             ====     ====        ====   ====     ====       ===      ====      ====        ====


         Loan Delinquencies and Collection Procedures. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of mortgage loans, a reminder notice is sent 15 days after an account becomes delinquent. Should the borrower not remit the entire payment due by the end of the month, then a letter that includes information regarding home-ownership counseling organizations is sent to the borrower. During the first 15 days of the following month, a second letter is sent, and we will also attempt to establish telephone contact with the borrower. At this time, and after reviewing the cause of the delinquency and the borrower's previous loan payment history, we may agree to accept repayment over a period of time which will generally not exceed 60 days. However, should a loan become delinquent two or more payments, and the borrower is either unwilling or unable to repay the delinquency over a period of time acceptable to us, we will send a notice of default by both regular and certified mail. This notice will provide the borrower with the terms which must be met to cure the default, and will again include information regarding home-ownership counseling.

         In the event the borrower does not cure the default within 30 days of the postmark of the notice of default, we may instruct our attorneys to institute foreclosure proceedings depending on the loan-to-value ratio or our relationship with the borrower. We hold property foreclosed upon as other real estate owned. We carry foreclosed real estate at its fair market value less estimated selling costs. If a foreclosure action is commenced and the loan is not brought current or paid in full before the foreclosure sale, we will either sell the real property securing the loan at the foreclosure sale or sell the property as soon thereafter as practical.

         In the case of consumer loans, customers are mailed reminder notices when the loan is three days past due. Late notices are mailed when the loan is ten days past due and we also attempt to establish telephone contact with the borrower. If collection efforts are unsuccessful, accounts are written off when the delinquency exceeds 90 days, and we may instruct our attorneys to take further action.

         Our policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate and our actions and plans to cure the delinquent status of the loans and to dispose of any real estate acquired through foreclosure.

         Non-Performing Loans. All loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, there is reasonable probability of loss of principal or the collection of additional interest is deemed insufficient to warrant further accrual. Generally, we place all loans 90 days or more past due on non-accrual status. In addition, we place any loan on non-accrual if any part of it is classified as loss or if any part has been charged-off. When a loan is placed on non-accruing status, total interest accrued and unpaid to date is reversed. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Generally, consumer loans are charged-off before they become 120 days delinquent.

         As of June 30, 2001, our total non-accrual loans amounted to $3,000 compared to $13,000 at June 30, 2000.

         The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. For all years presented, we had no troubled debt restructurings (which involve forgiving a portion of interest or principal on loans or making loans at a rate materially less than that of market rates).

                                                                  At June 30,
                                            ---------------------------------------------------
                                              2001       2000       1999       1998       1997
                                            -------    -------    -------    -------    -------
                                                            (Dollars in Thousands)
Non-accruing loans:
  One- to four-family...................    $     3    $    12    $     9    $    69    $    29
  Home equity...........................         --         --         81        174         --
  Consumer..............................         --          1         --         22         --
                                            -------    -------    -------    -------    -------
     Total..............................          3         13         90        265         29
                                            -------    -------    -------    -------    -------

Accruing loans delinquent more than 90 days      --         --         --         --         --
                                              -----      -----      -----      -----      -----

Foreclosed assets.......................         --         --         --         --         --
                                            -------    -------    -------    -------    -------

Total non-performing assets.............    $     3    $    13    $    90    $   265    $    29
                                            =======    =======    =======    =======    =======

Total as a percentage of total assets...          --%        --%       .03%       .09%  $    .01%
                                            ========   ========   ========   ========   ========


         For the year ended June 30, 2001, gross interest income which would have been recorded had non-accruing loans been current in accordance with their original terms was immaterial.

         Troubled Debt Restructurings. A troubled debt restructuring occurs when we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower, either as a deferment or reduction of interest or principal, that we would not otherwise consider. We had no troubled debt restructurings as of June 30, 2001 and June 30, 2000.

         Real Estate Owned. Real estate owned consists of property acquired through formal foreclosure or by deed in lieu of foreclosure and is recorded at the lower of recorded investment or fair value. Write-downs from recorded investment to fair value which are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. We held no property that was classified as real estate owned as of June 30, 2001 and June 30, 2000.

         Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets such as securities that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated as special mention by management.

         When we classify assets as either substandard or doubtful, we allocate for analytical purposes a portion of our general valuation allowances or loss reserves to these assets as deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which have not been allocated to particular problem assets. When we classify problem assets as loss, we are required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge-off the amount. Our determination as to the classification of assets and the amount of valuation allowances are subject to review by regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

         On the basis of management's review of our asset portfolio at June 30, 2001, we had classified $581,000 of our assets as substandard, and none of our assets as special mention, doubtful or loss.

         Potential Problem Loans. From August 1997 through December 1999, Chesterfield Federal originated $509,000 of outstanding community development loans to a real estate development company to acquire vacant lots and deteriorated buildings in an area located 1.5 miles from Chesterfield Federal's main office. The borrower is attempting to find developers to upgrade the acquired parcels with commercial development. Chesterfield Insurance has a limited partnership interest in the borrower. Chesterfield Federal has not placed the loans on non-accrual status as the loans are currently performing in accordance with the terms of the agreements. However, due to the deteriorating value of the property securing the loans and due to the possibility that these loans will not be paid in full, Chesterfield Federal has classified these loans as "substandard" for regulatory purposes, as discussed above in "--Classification of Assets." Provisions for loan losses associated with these community development loans are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Comparison of Operating Results for the Years Ended June 30, 2001 and 2000--Provision for Loan Losses," and "Comparison of Operating Results for the Years Ended June 30, 2000 and 1999--Provision for Loan Losses."

         Chesterfield Federal also has originated over 30 loans to a single customer which had an aggregate principal balance of $2.0 million as of June 30, 2001. These loans are collateralized by one-to four-family residential properties, and repayment of the loans is highly dependant on the rental cash flow from these properties. These loans are currently performing in accordance with the terms of the loan agreements and have not been classified by management for regulatory purposes.

         Allowance for Loan Losses. The following table sets forth information regarding our allowance for loan losses and other ratios at or for the dates indicated.

                                                             At or For the Years Ended June 30,
                                                  ------------------------------------------------------
                                                   2001        2000        1999        1998        1997
                                                  ------      ------      ------      ------      ------
                                                                  (Dollars In Thousands)

Balance at beginning of period ..............     $1,508      $1,432      $1,283      $1,087      $1,003

Charge-offs:
  One- to four-family .......................       --          --          --          --          --
  Home equity ...............................       --          --          --             6
  Multi-family and other ....................       --          --          --          --          --
  Consumer ..................................          8           7           1        --
                                                  ------      ------      ------      ------      ------
                                                       8           7           1           6        --
                                                  ------      ------      ------      ------      ------

Recoveries ..................................          1        --          --          --          --
                                                  ------      ------      ------      ------      ------

Net charge-offs .............................          7           7           1           6        --
Additions charged to operations .............         72          83         150         202          84
                                                  ------      ------      ------      ------      ------
Balance at end of period ....................     $1,573       1,508      $1,432      $1,283      $1,087
                                                  ======      ======      ======      ======      ======

Allowance for loan losses to
  loans receivable, net, at end of period ...       0.98%       0.96%       0.91%       0.87%       0.82%
                                                  ======      ======      ======      ======      ======
Ratio of net charge-offs during the period to
 average non-performing loans ...............      46.67%       9.72%       0.98%       6.12%        --%
                                                  ======      ======      ======      ======      ======

         The allowance for loan losses is a valuation account that reflects our evaluation of the losses inherent in our loan portfolio. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely.

         Our evaluation of risk in maintaining the allowance for loan losses includes the review of all loans on which the collectibility of principal may not be reasonably assured. We consider the following factors as part of this evaluation: our historical loan loss experience, known and inherent risks in the loan portfolio, the estimated value of the underlying collateral, peer group information and current economic and market trends. There may be other factors that may warrant our consideration in maintaining an allowance at a level sufficient to provide for probable losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available or as future events change. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment.

          In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The Office of Thrift Supervision may require us to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting our results of operations.

         Allocation of the Allowance for Loan Losses. The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.

                                                                      At June 30,
                             --------------------------------------------------------------------------------------
                                                2001                                           2000
                             -------------------------------------------    ---------------------------------------
                                                              Percent                                      Percent
                                                              of Loans                                     of Loans
                                               Loan            in Each                        Loan          in Each
                             Amount of       Amounts          Category      Amount of       Amounts        Category
                             Loan Loss          by            to Total      Loan Loss          by          to Total
                             Allowance       Category           Loans       Allowance       Category          Loans
                             ---------       --------           -----       ---------       --------          -----
                                                                (Dollars in Thousands)

One- to four-family ..        $    581        $147,865           88.8%      $    575        $140,120           87.7%
Home equity ..........              22          10,521            6.3             23          11,002            6.9
Multi-family and other               4           5,073            3.0              5           5,693            3.5
Consumer .............              15           3,155            1.9             14           3,003            1.9
Unallocated ..........             951              --             --            891              --             --
                              --------        --------          -----       --------        --------          -----
     Total ...........        $  1,573        $166,614          100.0%      $  1,508        $159,818          100.0%
                              ========        ========          =====         ========        ========        =====

                                                                         At June 30,
                        --------------------------------     ---------------------------------   ----------------------------------
                                                Percent                               Percent                              Percent
                                                of Loans                              of Loans                             of Loans
                                       Loan      in Each                     Loan      in Each                   Loan       in Each
                        Amount of    Amounts    Category      Amount of    Amounts    Category    Amount of    Amounts     Category
                        Loan Loss       by      to Total      Loan Loss       by      to Total    Loan Loss       by       to Total
                        Allowance    Category     Loans       Allowance    Category      Loans    Allowance    Category       Loans
                        ---------    --------     -----       ---------    --------      -----    ---------    --------       -----
                                                                     (Dollars in Thousands)

One- to four-family ..   $    491     $140,351     87.5%      $    385     $127,428       84.4%     $    206     $111,926      82.2%
Home equity ..........         25       11,413      7.1             30       14,114        9.4            32       15,310      11.2
Multi-family and other          5        6,058      3.8              5        6,362        4.2             5        5,993       4.5
Consumer .............         13        2,612      1.6             14        2,985        2.0            14        2,881       2.1
Unallocated ..........        898           --       --            849           --         --           830           --        --
                         --------     --------    -----       --------     --------      -----      --------     --------     -----
     Total ...........   $  1,432     $160,434    100.0%      $  1,283     $150,889      100.0%     $  1,087     $136,110     100.0%
                         ========     ========    =====       ========     ========      =====      ========     ========     =====


         The unallocated portion of the allowance for loan losses is based on management's evaluation of the aggregate level of the recorded allowance for loan loss balance. Management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific but are reflective of the losses inherent in the loan portfolio, including management's periodic review of loan collectibility in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions such as housing trends, inflation rates and unemployment rates, geographic concentrations of loans within Chesterfield Federal's immediate market area, and both peer financial institution historic loan loss experience and levels of allowance for loan losses.

Investment Activities

         Chesterfield Federal is permitted under federal law to invest in various types of liquid assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Chicago, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Within certain regulatory limits, Chesterfield Federal may also invest a portion of its assets in commercial paper and corporate debt securities. We are also required to maintain an investment in FHLB stock. Chesterfield Federal is required under federal regulations to maintain a minimum amount of liquid assets. See "Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that securities be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity."

         Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. Chesterfield Federal does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

         All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. Many also carry prepayment risk insofar as they may be called prior to maturity in times of low market interest rates, so that we may have to invest the funds at a lower interest rate. Investments in securities are made based on certain considerations, which include the interest rate, tax considerations, yield, settlement date and maturity of the security, our liquidity position, and anticipated cash needs and sources. The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered. We purchase securities to provide necessary liquidity for day-to-day operations, and when investable funds exceed loan demand.

         Generally, the investment policy of Chesterfield Federal, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon our liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives.

         Our investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products.

         Our securities are mainly composed of securities issued by the U.S. Government and government agencies, although from time to time we make other investments as permitted by applicable laws and regulations.

         The following table sets forth the composition of our securities, net of premiums and discounts, at the dates indicated.

                                                                                     At June 30,
                                                 ---------------------------------------------------------------------------------
                                                            2001                         2000                        1999
                                                 ------------------------       -----------------------     ----------------------
                                                   Book             % of         Book            % of         Book         % of
                                                   Value           Total         Value           Total        Value        Total
                                                            (Dollars in Thousands)
Investment securities available-for-sale:
  Mortgage-backed securities - FHLb
    and Freddie Mac ......................        $ 13,405           12.2%      $   --              --%       $    --          --%
Investment securities held to maturity:
Federal agency obligations - FHLB ........          90,025           81.8         70,000          93.0         50,000        86.0
  Mortgage-backed securities - Freddie Mac           4,348            4.0          3,196           4.2          6,075        10.5
  Tax increment allocation note ..........             473            0.4            490           0.7            496         0.8
  FHLB stock .............................           1,733            1.6          1,610           2.1          1,540         2.7
                                                  --------          -----       --------          ----         ------       -----
     Total investment securities
      and FHLB stock .....................        $109,984          100.0%      $ 75,297         100.0%       $58,111       100.0%
                                                  ========          =====       ========         =====        =======       =====
Average remaining life of
  investment securities ..................       1.6 years                     1.6 years                     1.8 years
Other interest-earning assets:
  Interest-bearing deposits with banks ...        $ 60,816           97.6%      $59,9329           5.7%       $77,673        96.5%
  Federal funds sold .....................           1,500            2.4          2,700           4.3          2,800         3.5
                                                  --------          -----       --------          ----        -------        -----
     Total ...............................        $ 62,316          100.0%      $ 62,632         100.0%       $80,473       100.0%
                                                  ========          =====       ========         =====        ========      =====


         Carrying Values, Yields and Maturities. The following table sets forth the scheduled maturities, carrying values, market value and weighted average yields for our debt securities at June 30, 2001. Mortgage-backed securities are included in the total columns since the securities are not due at a single maturity date.

                                                                     At June 30, 2001
                                   -------------------------------------------------------------------------------------------------
                                     Less Than          1 to 5           5 to 10           Over
                                      1 Year            Years             Years          10 Years              Total Securities
                                      ------            -----             -----          --------              ----------------
                                   Carrying Value    Carrying Value   Carrying Value  Carrying Value    Carrying Value  Market Value
                                   --------------    --------------   --------------  --------------    --------------  ------------
                                                                         (Dollars in Thousands)
Federal agency obligations - FHLB     $ 10,000         $ 80,025         $   --           $   --           $ 90,025         $ 90,662
Tax increment allocation note ...           29              120              214              110              473              473
Mortgage backed securities ......         --               --               --               --             17,753           17,863
                                      --------         --------         --------         --------         --------         --------
Total securities ................     $ 10,029         $ 80,145         $    214         $    110         $108,251         $108,998
                                      ========         ========         ========         ========         ========         ========

Weighted average yield ..........         5.36%            5.74%            8.50%            5.78%            5.78%

Sources of Funds

         General. Deposits have been our primary source of funds for lending and other investment purposes. In addition to deposits, we derive funds primarily from principal and interest payments on loans. These loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings could be used on a short-term basis to compensate for reductions in the availability of funds from other sources and may be used on a longer-term basis for general business purposes.

         Deposits. Our deposits are attracted principally from residents within our primary market area. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. We are not currently using, nor have we used in the past, brokers to obtain deposits. Our deposit products include demand and NOW, money market, savings, and term certificate accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by Chesterfield Federal on a periodic basis. Management determines the rates and terms based on rates paid by competitors, our needs for funds or liquidity, growth goals and federal and state regulations.

         Deposit Activity. The following table sets forth Chesterfield Federal's deposit flows during the periods indicated.


                                                     For the Years Ended June 30,
                                                   2001         2000          1999
                                                 ---------    ---------    ---------
                                                      (Dollars in Thousands)

Opening balance.............................     $ 263,350    $ 259,131    $ 257,686
Deposits....................................       326,812      306,464      293,490
Withdrawals.................................      (339,625)    (313,002)    (302,698)
Interest credited...........................        10,121       10,757       10,653
                                                 ---------    ---------    ---------

Ending balance..............................     $ 260,658    $ 263,350    $ 259,131
                                                 =========    =========    =========

Net increase (decrease).....................     $  (2,692)   $   4,219    $   1,445
                                                 ==========   =========    =========

Percent increase (decrease).................         (1.0)%         1.6%         0.6%
                                                 =========    =========    =========


         Deposit Accounts. The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered as of the dates indicated.

                                                                        At June 30,
                                       -----------------------------------------------------------------------
                                               2001                        2000                   1999
                                       --------------------      ----------------------   --------------------
                                        Amount      Percent       Amount       Percent     Amount      Percent
                                                                  (Dollars in Thousands)
Transactions and Savings Deposits:
---------------------------------

Passbook Savings 2.50%.........        $  53,553       20.5%     $  56,760       21.5%    $  58,258       22.4%
NOW Accounts 1.50% - 1.75%.....           24,049        9.2         23,263        8.8        21,705        8.4
Money Market Accounts 3.00%....            8,827        3.4         10,185        3.9        10,003        3.9
                                       ---------       ----      ---------       ----     ---------       ----

Total Non-Certificates.........           86,429       33.1         90,208       34.2        89,966       34.7
                                       ---------       ----      ---------       ----     ---------       ----

Time Deposits:
-------------

 0.00 -  3.99%.................              980        0.4            281        0.1           199        0.1
 4.00 -  5.99%.................          170,539       65.4        165,555       62.8       159,303       61.4
 6.00 -  7.99%.................            2,079        0.8          6,970        2.7         9,346        3.6
 8.00 -  9.99%.................              631        0.2            336        0.1           317        0.1
                                       ---------       ----      ---------       ----     ---------       ----

Total Time Deposits............          174,229       66.8        173,142       65.7       169,165       65.2
                                       ---------  ---------      ---------  ---------     ---------  ---------
Accrued Interest...............              319        0.1            371        0.1           309        0.1
                                       ---------  ---------      ---------  ---------     ---------  ---------
Total Deposits.................        $ 260,977      100.0%     $ 263,721      100.0%    $ 259,440      100.0%
                                       =========  =========      =========  =========     =========  =========


         Time Deposit Maturity Schedule. The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of June 30, 2001.

                                                         Maturity Date
                     ------------------------------------------------------------------------------------
  Interest Rate      1 Year or Less   Over 1 to 2 Years  Over 2 to 3 Years   Over 3 Years      Total
  -------------      --------------   -----------------  -----------------   ------------      -----
                                                        (In Thousands)

0.00% - 3.99%.....    $       980       $        --       $        --      $        --       $       980
4.00% - 5.99%.....        141,088            24,762                 7            4,682           170,539
6.00% - 7.99%.....          1,919                64                --               96             2,079
8.00% - 9.99%.....             94               421                --              116               631
                      -----------       -----------       -----------      -----------       -----------
Total.............    $   144,081       $    25,247       $         7      $     4,894       $   174,229
                      ===========       ===========       ===========      ===========       ===========

         Large Certificates. The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of June 30, 2001.

                                                                  Maturity
                                      --------------------------------------------------------------
                                                      Over          Over
                                       3 Months      3 to 6        6 to 12       Over
                                        or Less      Months        Months      12 Months     Total
                                      -----------  -----------  -----------  -----------  ----------
                                                                (In Thousands)
Time deposits less than $100,000....  $    71,535  $     7,198  $    23,560  $    24,456  $  126,749
Time deposits of $100,000 or more...       35,172        2,531        4,085        5,692      47,480
                                      -----------  -----------  -----------  -----------  ----------
Total time deposits.................  $   106,707  $     9,729  $    27,645  $    30,148  $  174,229
                                      ===========  ===========  ===========  ===========  ==========


         Borrowings. Chesterfield Federal may obtain advances from the Federal Home Loan Bank of Chicago upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

         Chesterfield Federal did not borrow any funds, including Federal Home Loan Bank advances, during the fiscal years ended June 30, 2001, 2000 and 1999.

Employees

         At June 30, 2001, Chesterfield Federal had a total of 95 full-time and 9 part-time employees, including 19 employed by Chesterfield Insurance, Chesterfield Federal's wholly owned subsidiary. Chesterfield Federal's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

REGULATION

         Chesterfield Federal is examined and supervised extensively by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Chesterfield Federal is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the twelve regional banks in the Federal Home Loan Bank System. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. Chesterfield Federal also is regulated by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Chesterfield Federal and prepares reports for the consideration of Chesterfield Federal's Board of Directors on any deficiencies that they may find in Chesterfield Federal's operations. Chesterfield Federal's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of savings accounts and the form and content of Chesterfield Federal's mortgage documents. Any change in this regulation, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision, or Congress, could have a material adverse impact on Chesterfield Financial and Chesterfield Federal and their operations.

Federal Regulation of Savings Institutions

         Business Activities. The activities of federal savings associations are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. The description of statutory provisions and regulations applicable to savings associations set forth in this annual report does not purport to be a complete description of these statutes and regulations and their effect on Chesterfield Federal.

         Loans to One Borrower. Federal savings associations generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of June 30, 2001 Chesterfield Federal was in compliance with its loans-to-one-borrower limitations.

         Qualified Thrift Lender Test. As a federal savings association, Chesterfield Federal is required to satisfy a qualified thrift lender test whereby it must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" consisting primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of June 30, 2001, Chesterfield Federal maintained 67.01% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

         Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

         Any additional capital distributions would require prior regulatory approval. In the event Chesterfield Federal's capital fell below its fully phased-in requirement or the Office of Thrift Supervision notified it that it was in need of more than normal supervision, Chesterfield Federal's ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that the distribution would constitute an unsafe or unsound practice.

         Community Reinvestment Act and Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Chesterfield Federal received a satisfactory Community Reinvestment Act rating under the current Community Reinvestment Act regulations in its most recent federal examination by the Office of Thrift Supervision.

         Transactions with Related Parties. Chesterfield Federal's authority to engage in transactions with related parties or "affiliates" or to make loans to specified insiders, is limited by Sections 23A and 23B of the Federal Reserve Act. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution, including Chesterfield Financial and its non-savings institution subsidiaries. Section 23A limits the aggregate amount of certain "covered" transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of covered transactions with all affiliates to 20% of the savings institution's capital and surplus. Covered transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that covered transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

         Chesterfield Federal's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans Chesterfield Federal may make to these persons based, in part, on Chesterfield Federal's capital position, and requires approval procedures to be followed. At June 30, 2001, Chesterfield Federal was in compliance with these regulations.

         Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institutions, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

         Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under the Federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Capital Requirements.

         Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

         The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier
1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At June 30, 2001, Chesterfield Federal met each of its capital requirements.

Prompt Corrective Regulatory Action

         Under the Office of Thrift Supervision Prompt Corrective Action regulations, the Office of Thrift Supervision is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

         The Federal Deposit Insurance Corporation has adopted a risk-based deposit insurance assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each capital group. The three capital categories are well capitalized, adequately capitalized and undercapitalized. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution's primary federal regulator and information which the Federal Deposit Insurance Corporation determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates. The Federal Deposit Insurance Corporation has exercised this authority several times in the past and may raise insurance premiums in the future. If this type of action is taken by the Federal Deposit Insurance Corporation, it could have an adverse effect on the earnings of Chesterfield Federal.

Federal Home Loan Bank System

         Chesterfield Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. Chesterfield Federal, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of September 30, 2000, Chesterfield Federal was in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2001, Chesterfield Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

Holding Company Regulation

         Chesterfield Financial is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as Chesterfield Financial, was not generally restricted as to the types of business activities in which it may engage, provided that Chesterfield Federal continued to be a qualified thrift lender. See "--Federal Regulation of Savings Institutions--Qualified Thrift Lender Test." The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for financial holding companies under the law or for multiple savings and loan holding companies. Chesterfield Financial is limited to the activities permissible for financial holding companies or multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulation.

         A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the holding company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

         The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies and
(2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit the acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe restrictions on subsidiary savings institutions as described below. Chesterfield Federal must notify the Office of Thrift Supervision 30 days before declaring any dividend to Chesterfield Financial. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

         The Office of Thrift Supervision has proposed new rules which would require savings and loan holding companies to notify the Office of Thrift Supervision prior to engaging in transactions which (i) when combined with other debt transactions engaged in during a 12-month period, would increase the holding company's consolidated debt by 5% or more; (ii) when combined with other asset acquisitions engaged in during a 12-month period, would result in asset acquisitions of greater than 15% of the holding company's consolidated assets; or (iii) when combined with any other transactions engaged in during a 12-month period, would reduce the holding company's consolidated tangible capital to consolidated tangible assets by 10% or more. The Office of Thrift Supervision has proposed to exempt from this rule holding companies whose consolidated tangible capital exceeds 10% following the transactions.

         The Office of Thrift Supervision has also proposed new rules which would codify the manner in which the Office of Thrift Supervision reviews the capital adequacy of savings and loan holding companies and determines when a holding company must maintain additional capital. The Office of Thrift Supervision is not currently proposing to establish uniform capital adequacy guidelines for all savings and loan holding companies.

         Chesterfield Financial and Chesterfield Federal are unable to predict whether or when these proposed regulations will be adopted, and what effect, if any, the adoption of these regulations would have on their business.

Federal Securities Laws

         Chesterfield Financial's common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Chesterfield Financial is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

TAXATION

Federal Taxation

         For federal income tax purposes, Chesterfield Financial and Chesterfield Federal file a consolidated federal income tax return on a calendar year basis using the accrual method of accounting.

         As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions which would require recapture of the pre-1988 tax bad debt reserve include redemption of Chesterfield Federal's stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At June 30, 2001, Chesterfield Federal had a balance of approximately $3.5 million of pre-1988 bad debt reserves. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

         Deferred income taxes arise from the recognition of items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements. Chesterfield Financial will account for deferred income taxes by the asset and liability method, applying the enacted statutory rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. The resulting deferred tax liabilities and assets will be adjusted to reflect changes in the tax laws.

         Chesterfield Financial is subject to the corporate alternative minimum tax to the extent it exceeds Chesterfield Financial's regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base are a number of preference items, including interest on certain tax-exempt bonds issued after August 7, 1986, and an "adjusted current earnings" computation which is similar to a tax earnings and profits computation. In addition, for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

         Chesterfield Federal's income tax returns have been audited by the Internal Revenue Service through December 31, 1982.

State Taxation

         Illinois State Taxation. Chesterfield Financial is required to file Illinois income tax returns and pay tax at an effective tax rate of 7.18% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, the primary one of which is the exclusion of interest income on United States obligations.

         Delaware Taxation. As a Delaware holding company not earning income in Delaware, Chesterfield Financial is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2.  Properties
-------------------

Properties

         At June 30, 2001, Chesterfield Financial conducted its business from our main office at 10801 South Western Avenue, Chicago, Illinois. The following table sets forth certain information with respect to the offices of Chesterfield Federal at June 30, 2001.

                                                                 Original Year
                                        Leased or                  Leased or               Date of Lease
Location                                  Owned                    Acquired                 Expiration
--------                                  -----                    --------             ------------------

10801 South Western Avenue Owned          1965                        N/A
Chicago, Illinois 60643

10701 South Western Avenue Owned          1981                        N/A
Chicago, Illinois 60643

10135 S. Roberts Road                    Leased                      1976                    10/14/06
Palos Hills, Illinois 60465

22 West Lincoln Highway                   Owned                      1974                       N/A
Frankfort, Illinois 60423


ITEM 3.  Legal Proceedings
--------------------------

         Chesterfield Federal is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. At June 30, 2001, Chesterfield Federal was not involved in any material legal proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                    PART II

ITEM 5.  Market for Company's Common Stock and Related Stock Holder Matters
---------------------------------------------------------------------------

         Chesterfield Financial's common stock is quoted on the Nasdaq National Market under the symbol "CFSL." As of September 19, 2001, Chesterfield Financial had 11 registered market makers, 1,274 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 4,304,738 shares outstanding.

         The following table sets forth market price and dividend information for the common stock since the completion of Chesterfield Federal's mutual-to-stock conversion on May 2, 2001.


                     Fiscal Year Ended                                                        Cash Dividends
                       June 30, 2001                    High                Low                  Declared
                  ----------------------           -------------       -------------      ----------------------

                  Fourth quarter                   $     15.90         $     13.62           $       --


         Payment of dividends on Chesterfield Financial's common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, Chesterfield Financial's results of operations and financial condition, tax considerations and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.

         Office of Thrift Supervision regulations impose limitations upon all "capital distributions" by savings institutions, including cash dividends, payments by a savings institution to repurchase or otherwise acquire its stock, payments to stockholders of another savings institution in a cash-out merger, and other distributions charged against capital. The regulations establish a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized or Tier 1 savings associations. As of June 30, 2001, the most recent notification categorized Chesterfield Federal as "well-capitalized." Accordingly, under the Office of Thrift Supervision capital distribution regulations, Chesterfield Federal would be permitted to pay, upon notice to the Office of Thrift Supervision, dividends during any calendar year up to 100 percent of its net income during that calendar year, plus its retained net income for the preceding two years.

         In addition to the foregoing, earnings of Chesterfield Federal appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then-current tax rate by Chesterfield Federal on the amount of earnings removed from the reserves for such distributions. Chesterfield Financial intends to make full use of this favorable tax treatment and does not contemplate any distribution by Chesterfield Federal in a manner that would create federal tax liability.

ITEM 6.  Selected Financial Data
--------------------------------

         The following information is derived from the audited consolidated financial statements of Chesterfield Financial or, prior to May 2, 2001, Chesterfield Federal. For additional information about Chesterfield Financial and Chesterfield Federal's conversion to stock form, reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Chesterfield Financial and related notes included elsewhere herein.



                                                                  At June 30,
                                            -----------------------------------------------------
                                               2001       2000       1999       1998       1997
                                            ---------  ---------  ---------  ---------  ---------
                                                                (In Thousands)
Selected Financial Condition Data:
----------------------------------
Total assets..............................  $ 344,310  $ 305,480  $ 304,107  $ 295,506  $ 296,735
Loans receivable, net.....................    161,203    157,276    156,917    146,941    133,263
Interest-bearing deposits.................     60,816     59,933     77,673     88,078     73,979
Securities available-for-sale.............     13,405         --         --         --         --
Securities held-to-maturity...............     94,846     73,687     56,571     46,316     77,780
Intangible assets.........................        608        699        804        217         --
Deposits..................................    260,658    263,350    259,131    257,686    256,270
Shareholders' equity......................     76,553     35,155     32,822     31,164     29,172


                                                                       For the Years Ended June 30,
                                                        -----------------------------------------------------
                                                           2001       2000       1999         1998       1997
                                                        -------     -------     -------     -------     -------
                                                                             (In Thousands)
Selected Operations Data:
-------------------------
Total interest income .............................     $20,418     $19,563     $18,848     $19,645     $19,778
Total interest expense ............................      11,005      10,746      10,646      11,290      11,716
                                                        -------     -------     -------     -------     -------
Net interest income ...............................       9,413       8,817       8,202       8,355       8,062
Provision for loan losses .........................          72          83         150         202          84
                                                        -------     -------     -------     -------     -------
Net interest income after provision for loan losses       9,341       8,734       8,052       8,153       7,978
Total non-interest income .........................       2,278       2,140       1,531       1,064       1,150
Total non-interest expense ........................       7,529       7,220       7,006       6,115       7,425
                                                        -------     -------     -------     -------     -------
Income before taxes ...............................       4,090       3,654       2,577       3,102       1,703
Income tax provision ..............................       1,418       1,321         919       1,111         597
                                                        -------     -------     -------     -------     -------
Net income ........................................     $ 2,672     $ 2,333     $ 1,658     $ 1,991     $ 1,106
                                                        =======     =======     =======     =======     =======


                                                                      At or For the Years Ended June 30,
                                                             -----------------------------------------------------
                                                              2001       2000        1999        1998        1997
                                                              ----       ----        ----        ----        ----
Selected Financial Ratios and Other Data:
Performance Ratios:
  Return on average assets (1) .....................          0.81%       0.77%       0.56%       0.68%       0.38%
  Return on average equity (2) .....................          5.76        6.86        5.17        6.57        3.92
  Interest rate spread (3) .........................          2.39        2.56        2.41        2.50        2.40
  Net interest margin (4) ..........................          2.95        3.01        2.85        2.95        2.82
  Ratio of non-interest expense to
    average total assets ...........................          2.29        2.38        2.36        2.10        2.52
  Ratio of average interest-earning
    assets to average interest-bearing liabilities .         116.6       112.3       111.8       111.3       110.3
  Efficiency ratio (5) .............................          64.4        65.9        72.0        64.9        80.6

Asset Quality Ratios:
  Non-performing loans to total loans at
    end of period ..................................            --        0.01        0.06        0.18        0.02
  Non-performing assets to total assets at
    end of period ..................................            --          --        0.03        0.09        0.01
  Allowance for loan losses to non-performing loans         524.33x     116.00x      15.91x       4.84x      37.48x
  Allowance for loan losses to loans receivable, net          0.98%       0.96%       0.91%       0.87%       0.82%

Capital Ratios:
  Equity to total assets at end of period ..........         22.23       11.51       10.79       10.55        9.83
  Average equity to average assets .................         13.06       11.21       10.77       10.38        9.59

Other Data:
  Number of offices ................................             4           4           4           4           4

-------------------------------
(1)  Ratio of net income to average total assets.
(2)  Ratio of net income to average equity.
(3) The difference between the weighted average yield on interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(4)  Net interest income divided by average interest-earning assets.
(5) Non-interest expense divided by the sum of net interest income and non-interest income.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Forward Looking Statements

         This document contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

General

         Chesterfield Financial's results of operations depend primarily on net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and interest-bearing deposits with other financial institutions, and the interest we pay on our interest-bearing liabilities, primarily savings accounts and time deposits. Our results of operations are also affected by our provisions for loans losses, other income and other expense. Other income consists primarily of insurance commissions and service charges on deposit accounts. Other expense consists primarily of non-interest expenses, including salaries and employee benefits, occupancy, equipment, data processing and deposit insurance premiums. Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, governmental policies and actions of regulatory authorities.

Business Strategy

         Our current business strategy is to operate as a well-capitalized, profitable, community-oriented savings and loan association dedicated to providing quality customer service. Generally, we have sought to implement this strategy by emphasizing deposits as its primary source of funds and maintaining a substantial portion of its assets in local residential first mortgage loans. Specifically, the business strategy incorporates the following elements: (1) Emphasizing one- to four-family residential real estate lending; (2) Managing interest rate risk by emphasizing shorter-term mortgage loans and maintaining high levels of liquidity; (3) Conducting our business as a community-oriented institution; and (4) Maintaining asset quality and capital strength.

         Highlights of the business strategy are as follows:

o Emphasizing One- to Four-Family Residential Real Estate Lending. Historically, we have emphasized one- to four-family residential lending within our market area. As of June 30, 2001, $147.9 million, or 88.8% of our total loan portfolio consisted of one- to four-family residential real estate loans. During the year ended June 30, 2001, we originated $31.9 million of one- to four-family residential real estate loans. Although the yields on residential mortgage loans are often less than the yields on other types of loans, we intend to continue to emphasize one- to four-family lending because of our expertise with this type of lending, and the relatively low delinquency rates on these loans compared to other loans.

o Managing Interest Rate Risk by Emphasizing Shorter-Term Loans and Maintaining High Levels of Liquidity. In recent years, we have emphasized the origination of shorter-term residential mortgage (seven-, 10- or 15-year) loans and have maintained high levels of liquidity. In addition, when a borrower refinances a loan during periods of decreasing interest rates, we actively seek to reduce the term of the refinanced loan. While short-terms loans generally offer lower interest rates than long-term loans, short-term loans increase monthly cash flows and reprice more quickly, allowing us greater flexibility in periods of rising interest rates.

o                 Conducting our Business as a Community-Oriented Institution.
                  We are committed to meeting the financial needs of the communities in which we operate. We are large enough to provide a range of personal and business financial services, and yet are still small enough to provide these services on a personalized and efficient basis. We believe that we can be more effective in servicing our customers than many of our non-local competitors because of our ability to quickly and effectively provide senior management responses to customer needs and inquiries. Our ability to provide these services is enhanced by the stability of our senior management, which has an average tenure with us of over 31 years.

o Maintaining Asset Quality and Capital Strength. Through our commitment to conservative loan underwriting guidelines and the emphasis on traditional residential mortgage loans, we have consistently experienced low levels of late payments and losses on loans. As of June 30, 2001, we had only $3,000 of nonperforming assets. In addition, we maintain our financial strength by maintaining high capital levels. At June 30, 2001, our ratio of shareholders' equity to assets was 22.2%.

Average Balance Sheet

         The following table presents for the years indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

                                                                     For the Years Ended June 30,
                             ------------------------------------------------------------------------------------------------------
                                              2001                               2000                             1999
                             -----------------------------------   -------------------------------  -------------------------------
                                  Average   Interest                  Average  Interest                Average  Interest
                               Outstanding   Earned/               Outstanding  Earned/             Outstanding   Earned/
                                  Balance      Paid   Yield/Rate      Balance     Paid  Yield/Rate     Balance    Paid   Yield/Rate
                                  -------      ----   ----------      -------     ----  ----------     -------    ----   ----------
                                                                         (Dollars in Thousands)
Interest-earning assets:
 Loans receivable (1)......     $ 156,811    $11,842     7.55%        $158,522  $11,917     7.52%      $150,422  $11,609    7.72%
 Securities................        86,854      4,963     5.71           62,247    3,512     5.64         39,724    2,438    6.14
 Interest-bearing deposits.        70,075      3,286     4.69           67,670    3,796     5.61         92,891    4,478    4.82
 Other.....................         4,960        327     6.59            4,918      338     6.87          5,141      323    6.28
                                ---------    -------     ----         --------  -------     ----       --------  -------    ----
  Total interest-earning
    assets (1).............     $ 318,700    $20,418     6.41%        $293,357  $19,563     6.67%      $288,178  $18,848    6.54%
                                ---------    -------     ----         --------  -------     ----       --------  -------    ----


Interest-bearing liabilities:
 Passbook savings..........     $  66,441    $ 1,410     2.12%        $ 57,270  $ 1,407     2.46%      $ 57,883  $ 1,553    2.68%
 NOW accounts..............        23,137        434     1.88           22,300      435     1.95         20,995      441    2.10
 Money market accounts.....        11,502        273     2.37           10,083      281     2.79         10,868      301    2.77
 Time deposits.............       172,339      8,888     5.16          171,545    8,623     5.03        168,031    8,351    4.97
                                ---------    -------                  --------  -------     ----       --------  -------    ----
  Total interest-bearing
     liabilities...........     $ 273,419    $11,005     4.02%        $261,198  $10,746     4.11%      $257,777  $10,646    4.13%
                                ---------    -------     ----         --------  -------     ----       --------  -------    ----
Net interest income........                  $ 9,413                            $ 8,817                          $ 8,202
                                             =======                            =======                          =======
Net interest rate spread...                              2.39%                              2.56%                           2.41%
                                                         ====                               ====                            ====
Net earning assets.........     $  45,281                             $ 32,159                         $ 30,401
                                =========                             ========                         ========
Net yield on average
   interest-earning assets.                              2.95                               3.01                            2.85
Average interest-earning assets
 to average interest-bearing
 liabilities...............         116.6%                               112.3%                           111.8%

----------------------------
(1) Balance calculated net of deferred loan fees, loan discounts, loans in process and the allowance for loan losses.

Rate/Volume Analysis

         The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                                                         For the Years Ended June 30,
                                          ---------------------------------------------------------------------------------
                                                         2001 vs. 2000                             2000 vs. 1999
                                          ---------------------------------------    --------------------------------------
                                             Increase/(Decrease)                        Increase/(Decrease)
                                                   Due to                Total                Due to               Total
                                          -------------------------     Increase     ------------------------     Increase
                                            Volume         Rate        (Decrease)       Volume         Rate      (Decrease)
                                                      (In Thousands)
Interest-earning assets:
 Loans receivable...........              $      54     $    (129)     $     (75)    $     614     $    (306)    $     308
Securities..................                     45         1,406          1,451         1,285          (211)        1,074
 Interest-bearing deposits..                   (641)          131           (510)       (1,340)          658          (682)
 Other......................                    (15)            4            (11)          (14)           29            15


   Total interest-earning assets          $    (557)    $   1,412      $     855     $     545     $     170     $     715


Interest-bearing liabilities:
 Passbook savings...........              $     209     $    (206)     $       3     $     (16)    $    (130)    $    (146)
 NOW accounts ..............                     16           (17)            (1)           27           (33)           (6)
 Money market accounts......                     37           (45)            (8)          (22)            2           (20)
 Time deposits..............                     40           225            265           176            96           272
                                          ---------     ---------      ---------     ---------     ---------     ---------

   Total interest-bearing liabilities     $     302     $     (43)           259     $     165     $     (65)          100
                                          =========     ==========     ---------     =========     =========     ---------

Net interest income.........                                           $     596                                 $     615
                                                                       =========                                 =========


Comparison of Financial Condition at June 30, 2001 and 2000

         Total assets increased by $38.8 million, or 12.7%, to $344.3 million at June 30, 2001 from $305.5 million at June 30, 2000. The increase is attributable to the net proceeds from Chesterfield Financial's stock offering completed on May 2, 2001. Completion of the offering resulted in the issuance of 4,304,738 shares of common stock. Expenses related to the offering (primarily marketing fees paid to an underwriting firm, professional fees, registration fees, and printing and mailing costs) aggregated $1.1 million and were deducted from the offering proceeds. Net offering proceeds were primarily used to acquire securities and to fund a $3.4 million loan to Chesterfield Federal's employee stock ownership plan.

         Securities held-to-maturity increased $21.2 million, or 28.7%, to $94.8 million at June 30, 2001 from $73.7 million at June 30, 2000. Securities purchased during 2001 consisted primarily of bonds issued by the Federal Home Loan Bank with relatively short-term maturities. One mortgage-backed security issued by Freddie Mac was also purchased during 2001. Chesterfield Financial also purchased two mortgage-backed securities during 2001 and classified them as available-for-sale. The available-for-sale securities purchased were issued by Fannie Mae and Freddie Mac. Total available-for-sale securities were $13.4 million as of June 30, 2001.

         Loans receivable increased by $3.9 million, or 2.5%, to $161.2 million at June 30, 2001 from $157.3 million at June 30, 2000. The increase in loans receivable was attributable to increased originations of loans in 2001 as a result of the interest-rate environment. Chesterfield Financial continues to focus on one-to-four family residential lending, which represented approximately 78% of the loans originated during fiscal 2001.

         Cash and cash equivalents (including interest-bearing deposits) remained relatively constant, amounting to $66.9 million at June 30, 2001 compared to $67.0 million at June 30, 2000. Interest-bearing deposits increased

$884,000, or 1.5%, to $60.8 million at June 30, 2001 from $59.9 million at June 30, 2000. Federal funds sold declined to $1.5 million at June 30, 2001 from $2.7 million at June 30, 2000.

         Total deposits decreased $2.7 million, or 1.0%, to $260.7 million at June 30, 2001 from $263.3 million at June 30, 2000. Decreases in passbook savings and money market accounts were partially offset by increases in time deposits and NOW accounts. Management believes that some of the decline in passbook savings and money market accounts is attributable to depositors withdrawing funds as a result of the completion of the stock offering. Passbook savings decreased $3.2 million, or 5.7%, to $53.6 million at June 30, 2001 from $56.8 million at June 30, 2000. Money market accounts decreased $1.4 million, or 13.3%, to $8.8 million at June 30, 2001 from $10.2 million at June 30, 2000. Time deposits increased $1.1 million, or 0.6%, to $174.2 million at June 30, 2001 from $173.1 million at June 30, 2000. NOW accounts increased $786,000, or 3.4%, to $24.0 million at June 30, 2001 from $23.3 million at June 30, 2000.

         Total shareholders' equity increased $41.4 million, or 117.8%, to $76.6 million at June 30, 2001 from $35.2 million at June 30, 2000. The increase was primarily related to the May 2, 2001 completion of Chesterfield Financial's stock offering and net income retained by Chesterfield Financial. Net proceeds from the issuance of 4,304,738 shares of common stock (including shares acquired by the Employee Stock Ownership Plan) in the offering were $38.5 million. Net income was $2.7 million for the fiscal year ended June 30, 2001. Additionally, during 2001, 15,091 shares of common stock held by the Employee Stock Ownership Plan with an average fair value of $14.41 per share were committed to be released, resulting in an increase to shareholders' equity of $217,000.

Comparison of Operating Results for the Years Ended June 30, 2001 and 2000

         General. Net income increased $338,000, or 14.5%, to $2.7 million for the fiscal year ended June 30, 2001 from $2.3 million for the fiscal year ended June 30, 2000. The increase resulted from increases in net interest income, partially offset by an increase in noninterest expenses.

         Total Interest Income. Total interest income increased by $855,000, or 4.4%, to $20.4 million for the fiscal year ended June 30, 2001 from $19.6 million for the fiscal year ended June 30, 2000. The increase resulted primarily from increases in interest on securities, partially offset by a decrease in interest on interest-bearing deposits in other financial institutions.

         Interest and fees on loans decreased $75,000, or 0.6%, to $11.8 million for the fiscal year ended June 30, 2001 from $11.9 million for the fiscal year ended June 30, 2000. The decrease resulted from a $1.7 million, or 1.1%, decrease in the average balance of loans to $156.8 million from $158.5 million. This decrease in volume was partially offset by a 3 basis point increase in the average yield on the loan portfolio to 7.55% from 7.52%.

         Interest on securities increased $1.5 million, or 41.3%, to $5.0 million for the fiscal year ended June 30, 2001 from $3.5 million for the fiscal year ended June 30, 2000. The increase resulted from a $24.6 million, or 39.5%, increase in the average balance of securities to $86.9 million from $62.2 million and an increase in the average yield on the securities portfolio to 5.71% from 5.64%. The volume increase was attributable to the investment of the offering proceeds.

         Interest on interest-bearing deposits decreased $509,000, or 13.4%, to $3.3 million for the fiscal year ended June 30, 2001 from $3.8 million for the fiscal year ended June 30, 2000. The decrease resulted from a 92 basis point decline in the yield on interest-bearing deposits to 4.69% from 5.61%. The decrease in yield resulted from a general decrease in shorter-term market rates of interest. The rate decrease was partially offset by a $2.4 million, or 3.6%, increase in the average balance of interest-bearing deposits to $70.1 million from $67.7 million.

         Interest Expense. Interest expense on deposits increased $259,000, or 2.4%, to $11.0 million for the fiscal year ended June 30, 2001 from $10.7 million for the fiscal year ended June 30, 2000. The overall increase in interest expense was primarily attributable to time deposits. Interest expense on time deposits increased $265,000, or 3.1%, to $8.9 million from $8.6 million primarily as a result of the rates paid on time deposits increasing 13 basis points to 5.16% from 5.03%. The average balance of time deposits remained relatively constant during fiscal 2001, increasing $794,000, or 0.5%, to $172.3 million from $171.5 million.

         Net Interest Income. Net interest income increased $596,000, or 6.8%, to $9.4 million for the fiscal year ended June 30, 2001 from $8.8 million for the fiscal year ended June 30, 2000. The net interest rate spread and the net interest margin decreased during the period. The net interest spread decreased 17 basis points to 2.39% from 2.56% while the net interest margin decreased 6 basis points to 2.95% from 3.01%.

         Provision for Loan Losses. Management made provisions of $72,000 and $83,000 for the fiscal years ended June 30, 2001 and 2000, respectively. The provision for both years was partially attributable to credit quality concerns associated with certain community development loans and charge-offs recorded during the year. The credit quality concerns associated with these loans relate to the borrower's ability to successfully redevelop certain parcels of land located near Chesterfield Federal's main office. Management estimates the probable collectibility of these loans on an ongoing basis based on information made available by the borrower. A development plan for certain parcels was terminated and management recorded provisions for the loans based on alternative uses of the land because of the continued uncertainty associated with the borrower's ability to successfully redevelop the parcels.

         The allowance for loan losses increased to 0.98% of loans outstanding at June 30, 2001 from 0.96% at June 30, 2000. The amount of the allowance is based on estimates and the ultimate losses may vary from the estimates. The allowance for loan losses as of June 30, 2001 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio.

         Noninterest Income. Total noninterest income increased $138,000, or 6.4%, to $2.3 million for the fiscal year ended June 30, 2001 from $2.1 million for the fiscal year ended June 30, 2000. The increase was primarily attributable to insurance commissions at Chesterfield Federal's insurance subsidiary. Insurance commissions increased $152,000, or 8.9%, to $1.9 million for the fiscal year ended June 30, 2001 from $1.7 million for the fiscal year ended June 30, 2000.

         Noninterest Expense. Total noninterest expense increased $310,000, or 4.3%, to $7.5 million for the fiscal year ended June 30, 2001 from $7.2 million for the fiscal year ended June 30, 2000.

         Salaries and employee benefits represented 58.0% and 57.5% of total noninterest expense for the fiscal years ended June 30, 2001 and 2000. Total salaries and employee benefits increased $221,000, or 5.3%, to $4.4 million for the fiscal year ended June 30, 2001 from $4.1 million for the fiscal ended June 30, 2000. The increase is primarily attributable to higher salary expenses resulting from general pay increases and an increase in retirement and other benefit expenses. Retirement and other benefit expenses increased $95,000; representing approximately 43% of the $221,000 total salaries and benefit increase for the fiscal year. The increase in retirement and other benefit expenses was partially attributable to the Employee Stock Ownership Plan established in conjunction with the conversion. During 2001, 15,091 shares of common stock with an average fair value of $14.41 per share were committed to be released, resulting in Employee Stock Ownership Plan compensation expense of $217,464. As of June 30, 2001, the ESOP held 344,379 shares of common stock of which 15,091 shares were allocated to participants.

         Occupancy expense increased $56,000, or 7.8%, to $772,000 for the fiscal year ended June 30, 2001 from $716,000 for the fiscal year ended June 30, 2000. The increase is primarily attributable to increased building and premises maintenance expenses incurred throughout the fiscal year.

         Federal deposit insurance expense decreased $50,000, or 29.1%, to $121,000 for the fiscal year ended June 30, 2001 from $171,000 for the fiscal year ended June 30, 2000. The reduction in federal deposit insurance premium expense resulted primarily from decreases in insurance rates.

         Provision for Income Taxes. The provision for income taxes increased to $1.4 million, or 34.7% of income before income taxes for the fiscal year ended June 30, 2001, from $1.3 million, or 36.1% for the fiscal year ended June 30, 2000.

Comparison of Operating Results for the Years Ended June 30, 2000 and 1999

         General. Net income increased $675,000, or 40.7%, to $2.3 million for the fiscal year ended June 30, 2000 from $1.7 million for the fiscal year ended June 30, 1999. The increase resulted from increases in net interest income and noninterest income and a reduction in the provision for loan losses, partially offset by an increase in noninterest expenses.

         Total Interest Income. Total interest income increased by $715,000, or 3.8%, to $19.6 million for the fiscal year ended June 30, 2000 from $18.8 million for the fiscal year ended June 30, 1999. The increase resulted primarily from increases in interest and fees on loans and interest on securities, partially offset by a decrease in interest on interest-bearing deposits in other financial institutions.

         Interest and fees on loans increased $308,000, or 2.7%, to $11.9 million for the fiscal year ended June 30, 2000 from $11.6 million for the fiscal year ended June 30, 1999. The increase resulted from an $8.1 million, or 5.4%, increase in the average balance of loans to $158.5 million from $150.4 million. This increase in volume was partially offset by a 20 basis point decline in the average yield on the loan portfolio to 7.52% from 7.72%.

         Interest on securities increased $1.1 million, or 44.0%, to $3.5 million for the fiscal year ended June 30, 2000 from $2.4 million for the fiscal year ended June 30, 1999. The increase resulted from a $22.5 million, or 56.7%, increase in the average balance of securities to $62.2 million from $39.7 million partially offset by a decrease in the average yield on the securities portfolio to 5.64% from 6.14%. The volume increase was the result of management reducing the volume of interest-bearing deposits in other financial institutions and increasing the volume of securities, as discussed above.

         Interest on interest-bearing deposits decreased $682,000, or 15.2%, to $3.8 million for the fiscal year ended June 30, 2000 from $4.5 million for the fiscal year ended June 30, 1999. The decrease resulted from a $25.2 million, or 27.2%, decrease in the average balance of interest-bearing deposits to $67.7 million from $92.9 million. The volume decrease was partially offset by a 79 basis point increase in the yield on interest-bearing deposits to 5.61% from 4.82%. The increase in yield resulted from a general increase in shorter-term market rates of interest.

         Interest Expense. Interest expense on deposits increased $100,000, or 0.9%, to $10.7 million for the fiscal year ended June 30, 2000 from $10.6 million for the fiscal year ended June 30, 1999. Interest expense on passbook savings accounts decreased $146,000, or 9.4%, to $1.4 million from $1.6 million as a result of a 22 basis point decline in the average cost of passbook savings accounts to 2.46% from 2.68%. The average balance of passbook savings accounts was relatively consistent as it declined 1.1% to $57.3 million from $57.9 million. Interest expense on time deposits increased $272,000, or 3.3%, to $8.6 million from $8.4 million as a result a $3.5 million, or 2.1%, increase in the average balance of time deposits to $171.5 million from $168.0 million. The rates paid on time deposits increased 6 basis points to 5.03% from 4.97%.

         Net Interest Income. Net interest income increased $615,000, or 7.5%, to $8.8 million for the fiscal year ended June 30, 2000 from $8.2 million for the fiscal year ended June 30, 1999. The net interest rate spread and the net interest margin increased during the period. The net interest spread increased 15 basis points to 2.56% from 2.41% while the net interest margin increased 16 basis points to 3.01% from 2.85%.

         Provision for Loan Losses. Management made provisions of $83,000 and $150,000 for the fiscal years ended June 30, 2000 and 1999, respectively. The provision for both years related primarily to credit quality concerns associated with certain community development loans and charge-offs recorded during the year. The credit quality concerns associated with these loans relate to the borrower's ability to successfully redevelop certain parcels of land located near Chesterfield Federal's main office. Management estimates the probable collectibility of these loans on an ongoing basis based on information made available by the borrower. As of June 30, 2000, a development plan for certain parcels was terminated and management recorded provisions for the loans based on alternative uses of the land because of the uncertainty associated with the borrower's ability to successfully redevelop the parcels. This resulted in the allowance for loan losses increasing to 0.96% of loans outstanding at June 30, 2000 from 0.91% at June 30, 1999. The amount of the allowance is based on estimates and the ultimate losses may vary from the estimates. The allowance for loan losses as of June 30, 2000 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio and such losses were both probable and reasonably estimable.

         Noninterest Income. Total noninterest income increased $609,000, or 39.8%, to $2.1 million for the fiscal year ended June 30, 2000 from $1.5 million for the fiscal year ended June 30, 1999. Insurance commissions increased $591,000, or 53.0%, as a result of the continued emphasis management has placed on this revenue stream, including the acquisition of three insurance agencies during the fiscal year ended June 30, 1999 and one agency during the fiscal year ended June 30, 1998.

         Noninterest Expense. Total noninterest expense increased $213,000, or 3.0%, to $7.2 million for the fiscal year ended June 30, 2000 from $7.0 million for the fiscal year ended June 30, 1999.

         Salaries and employee benefits represented 57.5% and 58.2% of total noninterest expense for the fiscal years ended June 30, 2000 and 1999. Total salaries and employee benefits increased $71,000, or 1.7%, to $4.1 million for the fiscal year ended June 30, 2000 from the fiscal ended June 30, 1999. The increase is primarily attributable to higher salary expenses at both Chesterfield Federal and its insurance subsidiary, partially offset by a reduction in retirement and other benefit expenses. The decrease in retirement and other benefit expenses is primarily attributable to the supplemental benefit plan for inside directors. The total number of full-time equivalent employees remained constant at 96 as of June 30, 2000 and 1999.

         Equipment expense increased $77,000, or 19.4%, to $473,000 for the fiscal year ended June 30, 2000 from $396,000 for the fiscal year ended June 30, 1999. The increase is primarily attributable to increased depreciation charges and costs of maintenance agreements on computer equipment purchased during the fiscal year ended June 30, 1999.

         Data processing expense decreased $109,000, or 26.0%, to $310,000 for the fiscal year ended June 30, 2000 from $419,000 for the fiscal year ended June 30, 1999. The decrease related to expenditures made in fiscal 1999 for the installation of a network computer system and preparation for Year 2000.

         Federal deposit insurance expense decreased $50,000, or 22.5%, to $171,000 for the fiscal year ended June 30, 2000 from $220,000 for the fiscal year ended June 30, 1999. The reduction in federal deposit insurance premium expense resulted primarily from a scheduled decrease in insurance rates effective January 1, 2000.

         Other expense increased $203,000, or 17.0%, to $1.4 million for the fiscal year ended June 30, 2000 from $1.2 million for the fiscal year ended June 30, 1999. The increase in other expense is primarily related to the insurance subsidiary's increased operating expenses associated with greater activity and goodwill amortization as a result of the acquisitions of insurance agencies completed during fiscal years 1998 and 1999.

         Provision for Income Taxes. The provision for income taxes increased to $1.3 million, or 36.1% of income before income taxes for the fiscal year ended June 30, 2000, from $919,000, or 35.7% for the fiscal year ended June 30, 1999.

Liquidity and Capital Resources

         Chesterfield Federal's liquidity management objective is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the ability to meet deposit withdrawals on demand or at contractual maturity, and to fund new loans and investments as opportunities arise. Chesterfield Federal's primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and cash flows generated by investments. External sources of funds primarily consist of increases in deposits.

         Chesterfield Federal is required under applicable federal regulations to maintain "liquid" investments in qualifying types of United States Government, federal agency and other investments having maturities of five years or less in order to operate in a safe and sound manner. At June 30, 2001, Chesterfield Federal's liquidity, as measured for regulatory purposes, was 68.7%.

         At June 30, 2001, Chesterfield Federal had loan commitments of $5.3 million and unused lines of credit of $16.2 million. Chesterfield Federal believes it has adequate resources to fund loan commitments as they arise. If Chesterfield Federal requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago are available. At June 30, 2001, approximately $143.7 million of time deposits were scheduled to mature within one year, and we expect that a portion of these time deposits will not be renewed upon maturity, which would reduce our liquidity. If additional liquidity is needed, Chesterfield Federal is permitted to sell its existing loans in the secondary market. However, Chesterfield Federal has not originated any loans for sale in the secondary market, and is restricted from selling loans to some potential purchasers because Chesterfield Federal's loan documents contain provisions that are more favorable to borrowers than permitted by the seller/servicer guidelines of entities like Fannie Mae or Freddie Mac.

         Chesterfield Financial does not engage in any significant business activity other than owning the common stock of Chesterfield Federal. Chesterfield Financial's primary source of funds are income from its investments and principal and interest payments received with respect to the employee stock ownership plan loan. Future dividends from Chesterfield Federal will also be a source of funds for Chesterfield Financial; however, as a stock savings and loan association, Chesterfield Federal is subject to regulatory limitations on its ability to pay cash dividends.

Recent Accounting Pronouncements

         In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This new accounting standard is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this standard did have any impact on the financial statements of Chesterfield Financial.

         In July 2000, the FASB issued two new accounting standards. SFAS No.141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 was issued to improve the transparency of the accounting and reporting for business combinations by requiring that all business combinations initiated after June 30, 2001 be accounted for under the purchase accounting method. Since this accounting standard applies to business combinations initiated after June 30, 2001, it will have no effect on Chesterfield Financial's financial statements unless Chesterfield Financial enters into a business combination transaction. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact to earnings. The amortization of goodwill ceases upon the adoption of the Statement. Chesterfield Financial is currently studying the requirements of this new accounting standard to determine the impact to the financial statements.

Impact of Inflation and Changing Prices

         The consolidated financial statements and related notes of Chesterfield Federal have been prepared in accordance with generally accepted accounting principles ("GAAP"). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

         General. As with other financial institutions, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, Chesterfield Federal's Board of Directors has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in Chesterfield Federal's assets and liabilities, determining the level of risk that is appropriate given its business strategy, operating environment, capital, liquidity and performance objectives, and managing this risk consistent with the guidelines approved by the Board of Directors. The Asset/Liability Management Committee consists of senior management operating under a policy adopted by the Board of Directors and meets at least quarterly to review Chesterfield Federal's asset/liability policies and interest rate risk position.

         In recent years, management has sought to reduce our interest rate risk by maintaining high levels of liquidity, and emphasizing the origination of shorter-term residential mortgage (terms of seven, 10 or 15 years) loans. In addition, when a borrower refinances a loan during a period of decreasing interest rates, management actively seeks to reduce the term of the refinanced loan.

         Net Portfolio Value. In past years, many savings associations measured interest rate sensitivity by computing the "gap" between the assets and liabilities which were expected to mature or reprice within certain time periods, based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the Office of Thrift Supervision. However, the Office of Thrift Supervision now requires the computation of amounts by which the net present value of an institution's cash flow from assets, liabilities and off balance sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of NPV. The Office of Thrift Supervision model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the U.S. Treasury yield curve shifts instantaneously and parallel up and down 100 to 300 basis points in 100 basis point increments. A basis point equals one-hundredth of one percentage point, and 100 basis points equals one percentage point. A change in interest rates to 8% from 7% would mean, for example, a 100 basis point increase in the "Change in Interest Rates" column below. The Office of Thrift Supervision provides Chesterfield Federal the results of the interest rate sensitivity model, which is based on information provided by Chesterfield Federal, to estimate the sensitivity of NPV.

         The table below sets forth, as of June 30, 2001, the estimated changes in Chesterfield Federal's NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve.

                    Net Portfolio Value                                         Net Portfolio Value as a %
-----------------------------------------------------
     Change in                                                                  of Present Value of Assets
                                                                           -----------------------------------
   Interest Rates        Estimated       Amount of                                                      %
   (basis points)           NPV           Change              Percent           NPV Ratio            Change
   --------------     --------------  ---------------     ---------------  ------------------    -------------
                                             (Dollars in Thousands)

       +300           $   56,521        $   (13,232)           (19)%              16.42%              (15)%
       +200               60,799             (8,954)           (13)               17.41               (10)
       +100               65,258             (4,495)            (6)               18.41                (5)
         0                69,753                 --             --                19.38                --
       -100               72,433              2,680              4                19.92                 3
       -200               73,075              3,322              5                19.99                 3
       -300               73,329              3,576              5                19.98                 3

         Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in NPV requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of Chesterfield Federal's interest sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of Chesterfield Federal's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on its net interest income, and will differ from actual results.

ITEM 8.  Financial Statements and Supplementary Data
----------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.



                                Chicago, Illinois

                        CONSOLIDATED FINANCIAL STATEMENTS






                                    CONTENTS






REPORTS OF INDEPENDENT AUDITORS.......................................   1, 1A

CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS......................................   2

     CONSOLIDATED STATEMENTS OF INCOME................................   3

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY..................   4

     CONSOLIDATED STATEMENTS OF CASH FLOWS............................   5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................   6

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Chesterfield Financial Corp.
Chicago, Illinois


We have audited the consolidated balance sheets of Chesterfield Financial Corp. (the Corporation) as of June 30, 2001 and 2000 and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated statements of income, shareholders' equity, and cash flows of the Corporation for the year ended June 30, 1999 were audited by other auditors whose report, dated August 24, 1999, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Chesterfield Financial Corp. as of June 30, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                                /s/Crowe, Chizek and Company LLP
                                                --------------------------------
                                                   Crowe, Chizek and Company LLP

Oak Brook, Illinois
August 10, 2001

                         Report of Independent Auditors
                         ------------------------------



Board of Directors
Chesterfield Federal Savings & Loan Association of Chicago


We have audited the accompanying consolidated statements of income, retained income, and cash flows of Chesterfield Federal Savings and Loan Association of Chicago for the year ended June 30, 1999. These financial statements are the responsibility of the Association's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and cash flows of Chesterfield Federal Savings and Loan Association of Chicago for the year ended June 30, 1999, in conformity with accounting principles generally accepted in the United States.



/s/ Ernst & Young LLP
---------------------
ERNST & YOUNG LLP


Chicago, Illinois
August 24, 1999

                                       1A

                                  CHESTERFIELD FINANCIAL CORP.
                                  CONSOLIDATED BALANCE SHEETS
                                    June 30, 2001 and 2000



                                                                  2001               2000
                                                             -------------      -------------
ASSETS
Cash and due from financial institutions                     $   4,605,214      $   4,322,043
Interest-bearing deposits                                       60,816,175         59,932,660
Federal funds sold                                               1,500,000          2,700,000
                                                             -------------      -------------
     Cash and cash equivalents                                  66,921,389         66,954,703

Securities available-for-sale                                   13,405,076               --
Securities held-to-maturity (fair value:
  2001 - $95,592,595;  2000 - $72,630,683)                      94,846,359         73,686,770
Loans, net                                                     161,203,145        157,276,256
Federal Home Loan Bank stock                                     1,732,900          1,609,800
Premises and equipment, net                                      2,815,796          2,769,739
Accrued interest receivable and other assets                     3,385,542          3,182,708
                                                             -------------      -------------

     Total assets                                            $ 344,310,207      $ 305,479,976
                                                             =============      =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                       260,657,962      $ 263,349,988
Advance payments by borrowers for
  taxes and insurance                                            2,778,305          2,835,261
Accrued expenses and other liabilities                           4,321,380          4,139,706
                                                             -------------      -------------
     Total liabilities                                         267,757,647        270,324,955

Commitments and contingent liabilities                                --                 --

Shareholders' equity
     Preferred stock, $.01 par value per share,
       1,000,000 shares authorized, no shares
       issued and outstanding                                         --                 --
     Common stock, $.01 par value per share,
       7,000,000 shares authorized, 4,304,738
       shares issued                                                43,047               --
     Additional paid-in capital                                 41,999,352               --
     Retained earnings                                          37,826,611         35,155,021
     Unearned ESOP shares                                       (3,292,878)              --
     Accumulated other comprehensive income (loss)                 (23,572)              --
                                                             -------------      -------------
         Total equity                                           76,552,560         35,155,021
                                                             -------------      -------------

              Total liabilities and shareholders' equity     $ 344,310,207      $ 305,479,976
                                                             =============      =============


          See accompanying notes to consolidated financial statements.

                              CHESTERFIELD FINANCIAL CORP.
                            CONSOLIDATED STATEMENTS OF INCOME
                        Years ended June 30, 2001, 2000, and 1999



                                                 2001           2000            1999
                                             -----------     -----------     -----------
Interest and dividend income
     Loans, including fees                   $11,842,137     $11,916,860     $11,608,837
     Securities                                4,962,409       3,511,688       2,437,980
     Interest-bearing deposits                 3,286,374       3,795,864       4,477,961
     Other                                       327,636         338,743         323,537
                                             -----------     -----------     -----------
         Total interest income                20,418,556      19,563,155      18,848,315

Interest expense on deposits                  11,005,252      10,746,121      10,646,140
                                             -----------     -----------     -----------

Net interest income                            9,413,304       8,817,034       8,202,175

Provision for loan losses                         72,000          83,000         150,000
                                             -----------     -----------     -----------

Net interest income after provision
  for loan losses                              9,341,304       8,734,034       8,052,175

Noninterest income
     Insurance commissions                     1,857,508       1,705,376       1,114,850
     Service charges on deposit accounts         292,611         280,853         266,155
     Other                                       127,736         153,814         150,322
                                             -----------     -----------     -----------
                                               2,277,855       2,140,043       1,531,327
Noninterest expense
     Salaries and employee benefits            4,370,506       4,149,079       4,077,817
     Occupancy                                   772,274         716,088         695,496
     Equipment                                   504,990         473,118         396,167
     Data processing                             324,245         310,433         419,322
     Federal deposit insurance                   120,946         170,613         220,266
     Other                                     1,436,403       1,400,368       1,197,305
                                             -----------     -----------     -----------
                                               7,529,364       7,219,699       7,006,373
                                             -----------     -----------     -----------

Income before income taxes                     4,089,795       3,654,378       2,577,129

Income tax expense                             1,418,205       1,320,901         919,102
                                             -----------     -----------     -----------

Net income                                   $ 2,671,590     $ 2,333,477     $ 1,658,027
                                             ===========     ===========     ===========

Earnings per share
     Basic and diluted                       $       .10              NA              NA


          See accompanying notes to consolidated financial statements.

                                                   CHESTERFIELD FINANCIAL CORP.
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             Years ended June 30, 2001, 2000, and 1999



                                                                                                     Accumulated
                                                      Additional                      Unearned          Other
                                        Common         Paid-In          Retained        ESOP        Comprehensive
                                        Stock          Capital          Earnings       Shares       Income (Loss)        Total
                                       ---------      ------------    ------------  ------------    -------------  -------------
Balance at July 1, 1998                $       -      $          -    $ 31,163,517  $          -       $        -  $  31,163,517

Net income                                     -                 -       1,658,027             -                -      1,658,027
                                       ---------      ------------    ------------  ------------       ----------  -------------


Balance at June 30, 1999                       -                 -      32,821,544             -                -     32,821,544

Net income                                     -                 -       2,333,477             -                -      2,333,477
                                       ---------      ------------    ------------  ------------       ----------  -------------


Balance at June 30, 2000                       -                 -      35,155,021             -                -     35,155,021

Issuance of common stock,
  net of expenses                         43,047        41,932,800               -    (3,443,790)               -     38,532,057

ESOP shares earned                             -            66,552               -       150,912                -        217,464

Comprehensive income
   Net income                                  -                 -       2,671,590             -                -      2,671,590
   Unrealized loss on
     securities available-for-
     sale, net of reclassification
     and tax effects                           -                 -               -             -          (23,572)       (23,572)
                                                                                                                   -------------
     Total comprehensive
       income                                                                                                          2,648,018
                                       ---------      ------------    ------------  ------------       ----------  -------------


Balance at June 30, 2001               $  43,047      $ 41,999,352    $ 37,826,611  $ (3,292,878)      $  (23,572) $  76,552,560
                                       =========      ============    ============  ============       ==========  =============

          See accompanying notes to consolidated financial statements.

                                          CHESTERFIELD FINANCIAL CORP.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Years ended June 30, 2001, 2000, and 1999



                                                                    2001             2000              1999
                                                              --------------    --------------   --------------
Cash flows from operating activities
    Net income                                                $    2,671,590    $    2,333,477   $    1,658,027
    Adjustments to reconcile net income to net
      cash provided by operating activities
    Provision for loan losses                                         72,000            83,000          150,000
    Depreciation and amortization                                    425,093           451,325          388,884
    Deferred income tax  benefit                                    (133,714)         (391,908)        (154,191)
    FHLB stock dividend                                             (123,100)                -                -
    ESOP compensation expense                                        217,464                 -                -
    Net amortization of securities                                    (2,636)           (3,869)          (9,870)
    Amortization of intangibles                                       77,473           104,548           39,146
    Net change in:
       Deferred loan origination fees                                (80,149)         (108,611)         (90,420)
       Accrued interest receivable and other assets                 (134,448)           35,976         (264,865)
       Accrued expenses and other liabilities                        181,674          (176,988)         499,002
                                                              --------------    --------------   --------------
          Net cash from operating activities                       3,171,247         2,326,950        2,215,713

Cash flows from investing activities
    Activity in held-to-maturity securities:
       Maturities, calls, and prepayments                         53,861,339         2,887,970       59,754,573
       Purchases                                                 (75,018,312)      (25,000,000)     (65,000,000)
    Activity in available-for-sale securities:
       Purchases                                                 (13,440,773)                -                -
    Purchase of Federal Home Loan Bank stock                               -           (69,500)         (78,300)
    Loan originations and payments, net                           (3,918,740)         (333,508)     (10,035,249)
    Additions to premises and equipment                             (471,150)         (497,821)        (434,320)
    Purchase of insurance agencies                                         -                 -         (655,858)
                                                              --------------    --------------   --------------
       Net cash from investing activities                        (38,987,636)      (23,012,859)     (16,449,154)

Cash flows from financing activities
    Net change in deposits                                        (2,692,026)        4,219,472        1,445,009
    Net change in advance payments by borrowers
      for taxes and insurance                                        (56,956)           (3,375)            (879)
    Net proceeds from stock issuance                              38,532,057                 -                -
                                                              --------------    --------------   --------------
       Net cash from financing activities                         35,783,075         4,216,097        1,444,130
                                                              --------------    --------------   --------------

Net change in cash and cash equivalents                              (33,314)      (16,469,812)     (12,789,311)

Beginning cash and cash equivalents                               66,954,703        83,424,515       96,213,826
                                                              --------------    --------------   --------------

Ending cash and cash equivalents                              $   66,921,389    $   66,954,703   $   83,424,515
                                                              ==============    ==============   ==============

Supplemental cash flow information:
    Interest paid                                             $   11,057,930    $   10,683,738   $   10,656,892
    Income taxes paid                                              1,453,000         1,740,000        1,062,029

Supplemental noncash disclosures:
    Due to/from broker for securities transactions            $            -    $   (5,000,000)  $    5,000,000

                                       5


          See accompanying notes to consolidated financial statements.

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 1 - PLAN OF CONVERSION

On October 17, 2000, the Board of Directors of Chesterfield Federal Savings and Loan Association of Chicago (the Association) adopted a Plan of Conversion to convert from a federal mutual savings bank to a federal stock savings bank with the concurrent formation of a holding company. On May 2, 2001, Chesterfield Financial Corp. (the Corporation) sold 4,304,738 shares of common stock at $10 per share and received proceeds of $38,530,000 net of conversion expenses of $1,070,000 and ESOP shares. Approximately 50% of the net proceeds were used by the Corporation to acquire all of the capital stock of the Association.

At the time of conversion, the Association established a liquidation account in an amount equal to its total net worth as of the latest statement of financial condition appearing in the final prospectus. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Association after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The liquidation account balance is not available for payment of dividends.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include the Corporation and its wholly owned subsidiary, the Association. Included in the totals for the Association are the balances from its wholly owned subsidiary, Chesterfield Insurance Services, LLC (CIS). All significant intercompany transactions and balances are eliminated in consolidation.

The only business of the Corporation is the ownership of the Association. The Association provides financial services through its three full-service offices located on the southwest side of Chicago, Palos Hills, and Frankfort, Illinois. The Association is principally engaged in the business of attracting savings deposits from the general public and investing these funds to originate one-to-four-family residential real estate loans. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions. CIS sells commercial and personal lines of insurance, including mortgage, life, and disability insurance.

While the Corporation's principal decision-makers monitor the revenue streams of the various products and services, operations are managed and financial
--------------------------------------------------------------------------------
                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

--------------------------------------------------------------------------------
performances are evaluated on a Corporate-wide basis. Accordingly, all of the Corporation's operations are considered by management to be aggregated in one reportable operating segment.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates: In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided. Actual results could differ from the current estimates. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for loan and deposit transactions.

Securities: Securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. All other securities are classified as available-for-sale since the Corporation may decide to sell those securities in response to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. Securities available-for-sale are carried at fair value, with unrealized gains and losses charged or credited, net of income taxes, to a valuation allowance included in comprehensive income. Realized gains and losses on disposition are based on the net proceeds and the adjusted carrying amounts of the securities sold using the specific identification method. Other securities such as Federal Home Loan Bank stock are carried at cost.

Loans: Loans that management has the intent and ability to hold until maturity or payoffs are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Loan origination fees, net of loan origination costs, are deferred and recognized as interest income over the contractual life of the loan using the interest method.

Loans are placed on nonaccrual or charged off if collection of principal and interest is doubtful. Interest accrued but not collected is reversed against interest income. Interest received is recognized on the cash basis or cost recovery method, until qualifying for return to accrual status. Accrual is resumed when all contractually due payments are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated quarterly based on management's periodic review of loan collectibility in light of historical experience, the nature and volume of the loan portfolio, peer group

--------------------------------------------------------------------------------
                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

information, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The Corporation did not have any loans that were deemed impaired as of or during the years ended June 30, 2001 and 2000.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the assets useful lives, ranging from five to forty years, using the straight-line method. The cost of leasehold improvements is amortized using the straight-line method over the term of the lease.

Intangibles: Purchased intangibles, primarily goodwill and a non-compete agreement related to CIS acquisitions, are recorded at cost and amortized over the estimated life. Goodwill amortization is straight-line over ten years, and the non-compete agreement is straight-line over seven years.

Long-Term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Employee Stock Ownership Plan: The cost of shares issued to the ESOP but not yet allocated to participants is presented in the consolidated balance sheet as a reduction of shareholders' equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of the shares committed to be released is recorded as an adjustment to paid-in capital. Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce debt.


--------------------------------------------------------------------------------
                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shares are considered outstanding in the earnings per share calculations as they are committed to be released, unallocated shares are not considered outstanding.

Financial Instruments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and unused lines of credit, issued to meet customer-financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.

Restrictions on Cash: The Corporation was required to have $498,000 and $487,000, of cash on hand to meet regulatory reserve requirements at June 30, 2001 and 2000.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, net of tax, which is also recognized as separate component of equity.

Earnings per Share: The amount reported as earnings per common share for the year ended June 30, 2001 reflects the earnings since May 2, 2001 available to common shareholders divided by the weighted average number of common shares outstanding since that date.

New Accounting Pronouncements: Two new accounting standards were issued in July 2000. Statement No. 141 relates to business combinations and Statement No. 142 relates to goodwill and other intangible assets.


--------------------------------------------------------------------------------
                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statement No. 141 was issued to improve the transparency of the accounting and reporting for business combinations by requiring that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Since this accounting standard applies to business combinations initiated after June 30, 2001, it will have no effect on the Corporation's financial statements unless the Corporation enters into a business combination transaction.

Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon the adoption of the Statement, which could be either July 1, 2001 or July 1, 2002 for the Corporation. The Corporation is currently studying the requirements of this new accounting standard to determine the impact to the financial statements.


NOTE 3 - SECURITIES

The amortized cost and estimated fair value of securities at June 30, 2001 were as follows:

                                                                      Gross          Gross
                                                    Amortized      Unrealized     Unrealized           Fair
                                                      Cost            Gains         Losses             Value
                                                 --------------   -----------    -------------   --------------
Securities available-for-sale:
------------------------------
    June 30, 2001
       FNMA mortgage-backed                      $    9,958,179   $         -    $     (28,117)  $    9,930,062
       FHLMC mortgage-backed                          3,482,613             -           (7,599)       3,475,014
                                                 --------------   -----------    -------------   --------------

          Total                                  $   13,440,792   $         -    $     (35,716)  $   13,405,076
                                                 ==============   ===========    ============= ================

Securities held-to-maturity:
----------------------------
    June 30, 2001
       U.S. federal agency - FHLB                $   90,025,000   $   636,557    $           -   $   90,661,557
       FHLMC mortgage-backed                          4,348,301       109,679                -        4,457,980
       Tax increment allocation note                    473,058             -                -          473,058
                                                 --------------   -----------    -------------   --------------

          Total                                  $   94,846,359   $   746,236    $           -   $   95,592,595
                                                 ==============   ===========    =============   ==============

    June 30, 2000
       U.S. federal agency - FHLB                $   70,000,000   $         -    $  (1,039,008)  $   68,960,992
       FHLMC mortgage-backed                          3,196,384             -          (17,079)       3,179,305
       Tax increment allocation note                    490,386             -                -          490,386
                                                 --------------   -----------    -------------   --------------

          Total                                  $   73,686,770   $         -    $  (1,056,087)  $   72,630,683
                                                 ==============   ===========    =============   ==============


--------------------------------------------------------------------------------
                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

--------------------------------------------------------------------------------


NOTE 3 - SECURITIES (Continued)

The tax increment allocation note was issued by the City of Chicago for a development project located at 95th Street and Western Avenue, which is near the Corporation's main office. The terms of the note include a fixed interest rate of 8.50%, payable semi-annually, and a maturity date of December 1, 2012. Principal payments are required on an annual basis.

Contractual maturities of debt securities classified as held-to-maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                 June 30, 2001
                                     ------------------------------------
                                       Amortized Cost        Fair Value
                                      ---------------     ---------------
     Due in one year or less          $    10,028,827     $    10,070,527
     Due from one to five years            80,145,192          80,740,049
     Due from five to ten years               214,423             214,423
     Due after ten years                      109,616             109,616
     Mortgage-backed                        4,348,301           4,457,980
                                      ---------------     ---------------

         Total                        $    94,846,359     $    95,592,595
                                      ===============     ===============

There were no pledged securities at June 30, 2001. One security was pledged at June 30, 2000 with a carrying amount of $1,000,000 to secure a depositor who maintained deposit balances in excess of $100,000.

At June 30, 2001 and 2000, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.


NOTE 4 - LOANS

Loans were as follows:

                                                                   June 30,
                                                    -------------------------------------
                                                           2001                 2000
                                                    ----------------     ----------------
     One-to-four-family mortgage loans              $    147,865,249     $    140,119,902
     Home equity loans                                    10,521,490           11,002,422
     Multi-family and other real estate loans              5,072,485            5,693,156
     Consumer                                              3,155,032            3,003,060
                                                    ----------------     ----------------
         Subtotal                                        166,614,256          159,818,540
     Less:    Allowance for loan losses                    1,573,396            1,508,020
              Net deferred loan fees                         474,115              554,264
              Undisbursed loan funds                       3,363,600              480,000
                                                    ----------------     ----------------

         Loans, net                                 $    161,203,145     $    157,276,256
                                                    ================     ================

--------------------------------------------------------------------------------
                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

--------------------------------------------------------------------------------


NOTE 4 - LOANS  (Continued)

The Corporation's lending activities are concentrated primarily on the southwest side of Chicago, Illinois in the Corporation's immediate geographic area. The largest portion of the Corporation's loans are originated for the purpose of enabling borrowers to purchase residential real estate property secured by first liens on such property and generally maintain loan-to-value ratios of less than 80%.

Activity in the allowance for loan losses for the year was as follows.

                                                                           Years Ended June 30,
                                                           ---------------------------------------------------
                                                                 2001              2000              1999
                                                           --------------    ---------------    --------------
    Beginning balance                                      $    1,508,020    $     1,432,360    $    1,283,525
    Provision for loan losses                                      72,000             83,000           150,000
    Loans charged-off                                              (7,525)            (7,340)           (1,165)
    Recoveries                                                        901                  -                 -
                                                           --------------    ---------------    --------------

    Ending balance                                         $    1,573,396    $     1,508,020    $    1,432,360
                                                           ==============    ===============    ==============

Nonperforming loans were as follows.

                                                                                  June 30
                                                           ---------------------------------------------------
                                                                   2001             2000               1999
                                                           --------------    ---------------    --------------

    Loans past due over 90 days still on accrual              $         -       $        -         $         -
    Nonaccrual loans                                                3,078           12,921              90,076

Nonperforming loans includes all smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. Loans to related parties as of June 30, 2001 and 2000 did not meet or exceed 5% of shareholders' equity.


NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment were as follows.

                                                                            June 30
                                                               ---------------------------------
                                                                     2001               2000
                                                               ---------------    --------------
     Land                                                      $       559,163    $      559,163
     Buildings                                                       3,872,392         4,217,571
     Leasehold improvements                                            296,354           296,354
     Parking lot improvements                                           46,714            86,235
     Furniture, fixtures, and equipment                              2,460,610         2,754,171
                                                               ---------------    --------------
                                                                     7,235,233         7,913,494
     Less accumulated depreciation and  amortization                 4,419,437         5,143,755
                                                               ---------------    --------------

                                                               $     2,815,796    $    2,769,739
                                                               ===============    ==============


--------------------------------------------------------------------------------
                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

--------------------------------------------------------------------------------


NOTE 5 - PREMISES AND EQUIPMENT (Continued)

Rent commitments under a noncancelable operating lease of premises as of June 30, 2001 were as follows, before considering renewal options that generally are present.

                        2002                               $   100,536
                        2003                                   104,076
                        2004                                   104,076
                        2005                                   104,076
                        2006                                   104,076
                        Thereafter                              34,692
                                                           -----------

                                                           $   551,532


NOTE 6 - INTANGIBLE ASSETS

Chesterfield Insurance Services, LLC has acquired the customer lists, expirations files, customer account records, goodwill, going-concern value, and other intangible assets of various insurance agencies. These acquisitions were all accounted for using the purchase method of accounting and resulted in goodwill being recorded, which is being amortized on a straight-line basis over ten years.

In addition to the goodwill recorded related to the purchase of one of the insurance agencies, a $105,000 intangible was recorded relating to a noncompete agreement with the owner, which is being amortized over seven years.

Goodwill of $734,000 is reported net of accumulated amortization of $201,000 and $128,000 at June 30, 2001 and 2000. These intangible assets are included in accrued interest receivable and other assets in the consolidated balance sheet.


NOTE 7 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows.


                                                          June 30,
                                            ---------------------------------
                                                  2001              2000
                                            ---------------    --------------
     Investment securities                  $     1,256,736    $    1,140,287
     Loans receivable                               135,656           143,709
     Other                                           28,082            29,098
                                            ---------------    --------------

                                            $     1,420,474    $    1,313,094
                                            ===============    ==============



--------------------------------------------------------------------------------
                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

--------------------------------------------------------------------------------


NOTE 8 - DEPOSITS

Deposits were as follows.
                                                          June 30,
                                            ---------------------------------
                                                  2001              2000
                                            ---------------    --------------

     Passbook savings                       $     53,553,198   $     56,760,296
     NOW accounts                                 24,049,027         23,262,611
     Money market accounts                         8,826,744         10,185,482
     Time deposits                               174,228,993        173,141,599
                                            ----------------   ----------------

                                            $    260,657,962   $    263,349,988
                                            ================   ================

Time deposits of $100,000 or more were $47,480,000 and $44,901,000 at June 30, 2001 and 2000. Deposit amounts in excess of $100,000 are not federally insured.

Scheduled maturities of time deposits at June 30, 2001 were as follows.


                           2002                             $  143,744,241
                           2003                                 21,181,854
                           2004                                  4,409,056
                           2005                                  2,584,948
                           2006 and thereafter                   2,308,894
                                                            --------------

                                                            $  174,228,993
                                                            ==============

Deposits from principal officers, directors, and their affiliates as of June 30, 2001 and 2000 were approximately $945,000 and $1,251,000, respectively.


NOTE 9 - RETIREMENT PLAN AND OTHER BENEFIT PLANS

The Corporation has a self-administered Employee Retirement Plan, which covers substantially all employees with one or more years of service. The Corporation's obligations under the Plan are limited to annual contributions based upon each employee's compensation.

The Corporation has a Supplemental Benefit Plan for Inside Directors. The Plan is unfunded and provides for fixed amounts plus interest to be credited to participants' accounts over five years, with amounts fully vested at the time they are credited. A participant is entitled to benefit payments upon their separation from service, as defined. Benefits accrued were $1,050,000 and $887,000 at June 30, 2001 and 2000.


--------------------------------------------------------------------------------
                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

--------------------------------------------------------------------------------


NOTE 9 - RETIREMENT PLAN AND OTHER BENEFIT PLANS (Continued)

The Corporation has a Retirement Benefit Plan for Outside Directors. The Plan is unfunded and provides for fixed monthly payments over ten years. A participant is vested upon completion of four years of continuous service, and payments begin upon termination of service with the Board of Directors. Benefits accrued were $351,000 and $246,000 at June 30, 2001 and 2000.

As part of the conversion transaction, the Corporation established an employee stock ownership plan (ESOP) for the benefit of substantially all employees. The ESOP borrowed $3,444,000 from the Corporation and used those funds to acquire 344,379 shares of the Corporation's stock at $10 per share.

Shares issued to the ESOP are allocated to ESOP participants based on principal and interest repayments made by the ESOP on the loan from the Corporation. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Corporation's discretionary contributions to the ESOP and earnings on the ESOP's assets. Principal payments are scheduled to occur over a twenty-year period. However, in the event the Corporation's contributions exceed the minimum debt service requirements, additional principal payments will be made.

During 2001, 15,091 shares of stock with an average fair value of $14.41 per share were committed to be released, resulting in ESOP compensation expense of $217,464. Shares held by the ESOP at June 30, 2001 are as follows:

     Allocated shares                                               15,091
     Unallocated shares                                            329,288
                                                            --------------
         Total ESOP shares                                         344,379
                                                            ==============

     Fair value of unallocated shares at June 30, 2001      $    4,903,098
                                                            ==============

The following schedule summarizes expenses recorded related to benefit plans:


                                                                             Years Ended June 30,
                                                                 ---------------------------------------------
                                                                       2001            2000            1999
                                                                 ------------     ------------    ------------
     Employee retirement plan                                    $    180,429     $    326,286    $    280,191
     Employee stock ownership plan                                    217,464                -               -
     Supplemental Benefit Plan for Inside Directors                   163,397          152,708         355,313
     Retirement Benefit Plan for Outside Directors                    104,942           92,713          81,365
                                                                 ------------     ------------    ------------

         Total expense                                           $    666,232     $    571,707    $    716,869
                                                                 ============     ============    ============

--------------------------------------------------------------------------------
                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

--------------------------------------------------------------------------------


NOTE 9 - RETIREMENT PLAN AND OTHER BENEFIT PLANS (Continued)

Certain members of the Board of Directors have deferred some of their fees in consideration for future payments, including interest. Amounts deferred were approximately $1,783,000 and $1,686,000 as of June 30, 2001 and 2000.


NOTE 10 - INCOME TAXES

Income tax expense (benefit) was as follows.

                                                                           Years Ended June 30,
                                                           ---------------------------------------------------
                                                                2001                2000              1999
                                                           --------------    ---------------    --------------
     Current                                               $    1,551,919    $     1,712,809    $    1,073,293
     Deferred                                                    (133,714)          (391,908)         (154,191)
                                                           --------------    ---------------    --------------

         Total                                             $    1,418,205    $     1,320,901    $      919,102
                                                           ==============    ===============    ==============

Effective tax rates differ from the federal statutory rate of 34% applied to financial statement income due to the following.

                                                                           Years Ended June 30,
                                                           ---------------------------------------------------
                                                                2001                2000              1999
                                                           --------------    ---------------    --------------
     Federal statutory rate times income
       before income taxes                                 $    1,390,530    $     1,242,489    $      876,224
     Effect of:
         Nondeductible life insurance premiums                        909              2,318             7,703
         State taxes, net of federal benefit                       19,800             22,930                 -
         Other, net                                                 6,966             53,164            35,175
                                                           --------------    ---------------    --------------

              Total                                        $    1,418,205    $     1,320,901    $      919,102
                                                           ==============    ===============    ==============

     Effective tax rate                                             34.7%             36.1%              35.7%


--------------------------------------------------------------------------------
                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following.

                                                                                          June 30,
                                                                             ---------------------------------
                                                                                  2001                2000
                                                                             ---------------    --------------
     Deferred tax assets:
         Allowance for loan losses                                           $       609,173    $      584,207
         Deferred loan fees                                                          159,859           182,314
         Deferred director fees                                                      649,437           613,430
         Unrealized loss on securities available-for-sale                             23,572                 -
         Inside director nonqualified retirement plan                                406,841           343,540
         Outside director nonqualified retirement plan                               135,939            95,284
                                                                             ---------------    --------------

              Total                                                          $     1,984,821    $    1,818,775
                                                                             ===============    ==============

     Deferred tax liabilities:
         Loan loss reserve recapture                                         $      (192,555)   $     (320,925)
         Depreciation                                                                (72,860)          (65,112)
         FHLB stock dividend                                                        (174,732)         (127,469)
         Loan fees                                                                  (335,770)         (309,599)
         Accrued FHLB dividends                                                      (10,879)          (11,272)
         Prepaid insurance                                                           (12,730)           (8,055)
         Prepaid service contracts                                                   (36,619)          (33,736)
         ESOP expense                                                                (30,910)                -
         Other                                                                       (49,699)          (31,826)
                                                                             ---------------    --------------

              Total                                                          $      (916,754)   $     (907,994)
                                                                             ===============    ==============

              Net deferred income tax assets                                 $     1,068,067    $      910,781
                                                                             ===============    ==============

No valuation allowance for deferred tax assets was necessary as of June 30, 2001 and 2000.

Federal income tax laws provided additional bad debt deductions through 1987, totaling $3,479,000. Accounting standards do not require a deferred tax liability to be recorded on this amount, which liability otherwise would total $1,348,000 at June 30, 2000 and 2001. If the Association were liquidated or otherwise ceased to be an association or if tax laws were to change, this amount would be charged to earnings.


--------------------------------------------------------------------------------
                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

--------------------------------------------------------------------------------


NOTE 11- REGULATORY MATTERS

The Association is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

Actual and required capital amounts (in thousands) and ratios are presented below.

                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                       For Capital             Prompt Corrective
                                               Actual               Adequacy Purposes          Action Provisions
                                               ------               -----------------          -----------------
                                       Amount         Ratio        Amount        Ratio       Amount        Ratio
                                       ------         -----        ------        -----       ------        -----
   June 30, 2001
    Total Capital to risk-
       weighted assets                $  56,234       41.72%     $  10,784        8.0%      $ 13,480       10.0%
     Tier 1 Capital to risk-
       weighted assets                   54,724       40.60          5,392        4.0          8,088        6.0
     Tier 1 Capital to
       adjusted assets                   54,724       15.90         13,768        4.0         17,211        5.0
   June 30, 2000
     Total Capital to risk-
       weighted assets                   35,747       28.34         10,095        8.0         12,619       10.0
     Tier 1 Capital to risk-
       weighted assets                   34,224       27.13          5,047        4.0          7,571        6.0
     Tier 1 Capital to
       adjusted assets                   34,224       11.22         12,209        4.0         15,261        5.0

As of June 30, 2001, the most recent notification from regulatory authorities categorized the Association as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.



--------------------------------------------------------------------------------
                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

--------------------------------------------------------------------------------



NOTE 11- REGULATORY MATTERS (Continued)

The following is a reconciliation of the Association's equity under accounting principles generally accepted in the United States of America to regulatory capital (in thousands):

                                                                June 30,
                                                     --------------------------
                                                         2001            2000
                                                     -----------    -----------
     GAAP equity                                     $    55,533    $    35,155
     Disallowed intangible assets                           (595)          (704)
     Accumulated other comprehensive loss                     23              -
     Nonqualifying equity instruments                       (237)          (227)
                                                     -----------    -----------
         Tier I capital                                   54,724         34,224
     Other equity instruments                                237            227
     General regulatory loan loss reserves                 1,273          1,296
                                                     -----------    -----------

         Total capital                               $    56,234    $    35,747
                                                     ===========    ===========


NOTE 12 - OFF-BALANCE-SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amount of financial instruments with off-balance-sheet risk was as follows.

                                                           June 30, 2001                   June 30, 2000
                                                           -------------                   -------------
                                                        Fixed        Variable          Fixed          Variable
                                                        Rate           Rate            Rate             Rate
                                                        ----           ----            ----             ----

    Commitments to make loans                      $  5,259,900   $            -   $  2,225,100   $      356,800
    Unused lines of credit                                    -       16,154,000              -       16,533,095

Commitments to make loans are generally made for periods of 60 days or less. As of June 30, 2001 fixed rate loan commitments had interest rates ranging from 6.25% to 8.50% and maturities ranging from 7 years to 30 years. As of June 30, 2000 fixed rate loan commitments had interest rates ranging from 7.65% to 8.45% and maturities ranging from 10 years to 30 years.


--------------------------------------------------------------------------------
                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

--------------------------------------------------------------------------------


NOTE 13 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values of financial instruments were as follows.

                                                          June 30, 2001                   June 30, 2000
                                                          -------------                   -------------
                                                   Carrying           Fair          Carrying           Fair
                                                    Amount            Value          Amount            Value
                                                    ------            -----          ------            -----
   Financial assets
     Cash and cash equivalents                  $   66,921,389   $  66,921,389    $  66,954,703   $  66,954,703
     Securities available-for-sale                  13,405,076      13,405,076                -               -
     Securities held-to-maturity                    94,846,359      95,592,595       73,686,770      72,630,683
     Loans, net                                    161,203,145     162,449,000      157,276,256     155,429,000
     Federal Home Loan Bank stock                    1,732,900       1,732,900        1,609,800       1,609,800
     Accrued interest receivable                     1,420,474       1,420,474        1,313,094       1,313,094
   Financial liabilities
     Deposits                                      260,657,962     261,832,000      263,349,988     261,841,000
     Accrued interest payable                          318,751         318,751          371,429         371,429

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, deposits with no maturities, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and are not deemed material.

While these estimates of fair value are based on management's judgment of the most appropriate factors as of the balance sheet date, there is no assurance that the estimated fair values would have been realized if the assets were disposed of or the liabilities settled at that date, since market values may differ depending on various circumstances. The estimated fair values would also not apply to subsequent dates.

In addition, other assets and liabilities that are not financial instruments, such as premises and equipment, are not included in the above disclosures. Also, non-financial instruments typically not recognized on the balance sheet may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposits, customer goodwill, and similar items.



--------------------------------------------------------------------------------
                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

--------------------------------------------------------------------------------


NOTE 14 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes for 2001 were as follows:

     Unrealized holding losses on securities available-for-sale                                $       (35,716)
     Tax effect                                                                                         12,144
                                                                                               ---------------

     Other comprehensive loss                                                                  $       (23,572)
                                                                                               ===============


NOTE 15 - EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the earnings per common share computation for the two-month period ended June 30, 2001:

     Earnings per common share
         Net income                                                                            $     2,671,590
         Less net income of Association prior to conversion                                          2,231,550
                                                                                               ---------------

              Net income attributable to common shareholders                                   $       440,040
                                                                                               ===============

     Total weighted average common shares outstanding                                                4,297,193
                                                                                               ===============

     Basic earnings per share                                                                  $           .10
                                                                                               ===============


NOTE 16 - PARENT COMPANY CONSOLIDATED FINANCIAL STATEMENTS

                                                  CONDENSED BALANCE SHEET
                                                       June 30, 2001

ASSETS
Cash on deposit in subsidiary                                                                  $    17,630,964
ESOP loan                                                                                            3,233,563
Investment in subsidiary                                                                            55,533,234
Accrued interest receivable and other assets                                                           247,166
                                                                                               ---------------

                                                                                               $    76,644,927
                                                                                               ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses and other liabilities                                                         $        92,367
Shareholders' equity                                                                                76,552,560
                                                                                               ---------------

                                                                                               $    76,644,927
                                                                                               ===============

--------------------------------------------------------------------------------
                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

--------------------------------------------------------------------------------


NOTE 16 - PARENT COMPANY CONSOLIDATED FINANCIAL STATEMENTS
  (Continued)

                               CONDENSED STATEMENT OF INCOME
                     For the period May 2, 2001 through June 30, 2001


Interest income
     ESOP loan                                                               $     36,938
     Deposits in subsidiary                                                        29,176
                                                                             ------------
         Total interest income                                                     66,114

Operating expenses                                                                 18,206
                                                                             ------------

Income before income taxes and equity in undistributed earnings
  of subsidiary                                                                    47,908

Income taxes                                                                       16,505
                                                                             ------------


Income before equity in undistributed earnings of subsidiary                       31,403

Equity in undistributed earnings of subsidiary                                    408,637
                                                                             ------------


Net income                                                                   $    440,040
                                                                             ============



--------------------------------------------------------------------------------
                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 16 - PARENT COMPANY CONSOLIDATED FINANCIAL STATEMENTS
  (Continued)

                                       CONDENSED STATEMENT OF CASH FLOWS
                                For the period May 2, 2001 through June 30, 2001


Operating activities
     Net income                                                                               $        440,040
     Adjustments to reconcile net income to net cash provided by operating activities
         Equity in undistributed earnings of subsidiary                                               (408,637)
         Change in other assets and liabilities                                                       (154,799)
                                                                                               ---------------
              Net cash used in operating activities                                                   (123,396)

Investing activities
     Purchase of subsidiary stock                                                                  (20,987,924)
                                                                                               ---------------
         Net cash used in investing activities                                                     (20,987,924)

Financing activities
     Net proceeds from sale of common stock                                                         38,532,057
     Payment received on loan to ESOP                                                                  210,227
                                                                                               ---------------
         Net cash provided by financing activities                                                  38,742,284
                                                                                               ---------------

Net change in cash and cash equivalents                                                             17,630,964

Cash and cash equivalents at beginning of period                                                             -
                                                                                               ---------------

Cash and cash equivalents at end of period                                                     $    17,630,964
                                                                                               ===============


NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                             Year Ended June 30, 2001                        Year Ended June 30, 2000
                                Three Months Ended                                  Three Months Ended
                                ------------------                                  ------------------
                   June 30     March 31     Dec. 31     Sep. 30     June 30     March 31    Dec. 31      Sep. 30
                   -------     --------     -------     -------     -------     --------    -------      -------
Total interest
  and dividend
  income          $   5,211   $   4,961   $   5,095   $   5,151   $   5,090   $   4,919   $   4,789    $  4,765
Net interest
  income              2,513       2,257       2,285       2,358       2,326       2,203       2,134       2,154
Provision for
  loan losses            16          17          20          19          19          20          14          30
Income (loss)
  before income
  taxes               1,022         926       1,002       1,140       1,009         964         790         891
                  ---------   ---------   ---------   ---------   ---------   ---------   ---------    --------

Net income        $     743   $     651   $     602   $     676   $     636   $     601   $     510    $    586
                  =========   =========   =========   =========   =========   =========   =========    ========


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

         None.
                                    PART III
                                    --------


ITEM 10. Directors and Executive Officers of the Company
--------------------------------------------------------

         The "Proposal I--Election of Directors" section of the Company's definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") is incorporated herein by reference.

ITEM 11.          Executive Compensation
----------------------------------------

         The "Proposal I--Election of Directors" section of the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         The "Proposal I--Election of Directors" section of the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions
-------------------------------------------------------

         The "Transactions with Certain Related Persons" section of the Company's 2001 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K
-------------------------------------------------------------------------------

         (a)(1)  Financial Statements
                 --------------------

         The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

                  (A)      Report of Independent Auditors

                  (B)      Consolidated Balance Sheets

                  (C)      Consolidated Statements of Income

                  (D)      Consolidated Statements of Shareholders' Equity

                  (E)      Consolidated Statements of Cash Flows

                  (F)      Notes to Consolidated Financial Statements

         (a)(2)  Financial Statement Schedules
                 -----------------------------

         All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

         (b)      Reports on Form 8-K
                  -------------------

         None.

         (c)      Exhibits
                  --------

                  3.1 Certificate of Incorporation of Chesterfield Financial Corp.*

                  3.2      Bylaws of Chesterfield Financial Corp.*

                  4 Form of Common Stock Certificate of Chesterfield Financial Corp.*

                  10.1     Form of Employment Agreement*

                  10.2     Form of Severance Plan*

                  10.3     Form of Supplemental Benefit Plan*

                  21       Subsidiaries of the Company*

----------------------------

* Incorporated by reference to the Registration Statement on Form S-1 of Chesterfield Financial Corp. (Registration No. 333-53882) initially filed with the Securities and Exchange Commission on January 18, 2001.

                                   Signatures

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CHESTERFIELD FINANCIAL CORP.


Date:    September 25, 2001         By:  \s\ Michael E. DeHaan
                                         ---------------------
                                         Michael E. DeHaan
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                 Title                              Date
----------                 -----                              ----

\s\ Michael E. DeHaan      President, Chief Executive         September 25, 2001
-------------------------  Officer and Director (Principal
Michael E. DeHaan          Executive Officer)


\s\ Karen M. Wirth         Treasurer                          September 25, 2001
-------------------------  (Principal Financial and
Karen M. Wirth             Accounting Officer)


\s\ C. C. DeHaan           Director                           September 25, 2001
-------------------------
C. C. DeHaan


\s\ Robert T. Mangan       Director                           September 25, 2001
-------------------------
Robert T. Mangan


\s\ David M. Steadman      Director                           September 25, 2001
-------------------------
David M. Steadman


\s\ Richard E. Urchell     Director                           September 25, 2001
-------------------------
Richard E. Urchell


\s\ Donald D. Walters      Director                           September 25, 2001
-------------------------
Donald D. Walters