Form 10-Q
period 2001-09-30
CHESTERFIELD FINANCIAL CORP
filed 2001-11-13
CIK 1132515

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001


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

      (1) Yes  X    No  ___
      (2) Yes  X    No  ___

     The number of shares outstanding of each of the issuer's classes of common stock was 4,304,738 shares of common stock, par value $.01, outstanding as of November 6, 2001.


--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                                    FORM 10-Q

                                      Index


Part I.       Financial Information                                                              Page (s)
-------       ---------------------                                                              --------

Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets as of
         September 30, 2001 (unaudited) and June 30, 2001                                           1

         Consolidated Condensed Statements of Income for the three months ended
         September 30, 2001 and 2000 (unaudited)                                                    2

         Consolidated Condensed Statements of Cash Flows for the three months
         ended September 30, 2001 and 2000 (unaudited)                                              3

         Notes to Consolidated Condensed Financial Statements (unaudited)                          4-5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                     6-9

Item 3.  Quantitative and Qualitative Disclosures about Market Risks                                10


Part II.      Other Information
--------      -----------------

Item 1.       Legal Proceedings                                                                     11

Item 2.       Changes in Securities                                                                 11

Item 3.       Defaults upon Senior Securities                                                       11

Item 4.       Submission of Matters to a Vote of Security Holders                                   11

Item 5.       Other Information                                                                     11

Item 6.       Exhibits and Reports on Form 8-K                                                      11

              Signature Page                                                                        12

CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)
Dollars in thousands

                                                                                      September 30,           June 30,
Assets                                                                                    2001                  2001
----------------------------------------------------------------------------------------------------------------------------
Cash and due from financial institutions                                              $       3,840         $      4,605
Interest-bearing deposits                                                                    60,653               60,816
Federal funds sold                                                                            2,200                1,500
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                    66,693               66,921
Securities available-for-sale                                                                13,503               13,405
Securities held to maturity, at amortized cost (approximate fair value of
     $90,474 at September 30, 2001 and $95,593 at June 30, 2001)                             89,419               94,846
Loans receivable, net of allowance for loan losses of $1,574 at
     September 30, 2001 and $1,573 at June 30, 2001                                         162,621              161,203
Federal Home Loan Bank stock                                                                 16,761                1,733
Premises and equipment                                                                        2,728                2,816
Accrued interest receivable and other assets                                                  4,277                3,386
----------------------------------------------------------------------------------------------------------------------------

                                                                                      $     356,002         $    344,310
============================================================================================================================

Liabilities and Shareholders' Equity
----------------------------------------------------------------------------------------------------------------------------
                                                                                      $     269,088         $    260,658
Liabilities

Deposits
Advance payments by borrowers for taxes and insurance                                         3,809                2,778
Accrued expenses and other liabilities                                                        5,358                4,321
----------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                           278,255              267,757


Shareholders' equity
Preferred stock, $.01 par value per share, 1,000,000 shares authorized, no
     shares issued and outstanding                                                                -                    -
Common stock, $.01 par value per share, 7,000,000 shares authorized, 4,304,738
     shares issued and outstanding                                                               43                   43
Additional paid in capital                                                                   42,035               41,999
Retained earnings                                                                            38,752               37,827
Unearned ESOP shares                                                                         (3,225)              (3,293)
Accumulated other comprehensive income (loss)                                                   142                  (23)
----------------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                                   77,747               76,553
----------------------------------------------------------------------------------------------------------------------------

                                                                                      $     356,002         $    344,310
============================================================================================================================



See accompanying notes to unaudited consolidated condensed financial statements.

CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)
Dollars in thousands

                                                                            Three Months Ended
                                                                               September 30,
                                                                            2001           2000
--------------------------------------------------------------------------------------------------
Interest income and dividend income
Loans, including fees                                                     $  2,987      $ 2,968
Securities                                                                   1,440        1,158
Interest-bearing deposits                                                      580          938
Federal Home Loan Bank stock dividends                                         125           31
Other interest income                                                           40           54
--------------------------------------------------------------------------------------------------
                                                                             5,172        5,149
Interest expense on deposits                                                 2,504        2,795
--------------------------------------------------------------------------------------------------
Net interest income before provision for loan losses                         2,668        2,354
Provision for loan losses                                                        -           20
--------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                          2,668        2,334
Non-interest income
Insurance commissions                                                          475          419
Service charges on deposit accounts                                             74           76
Other                                                                           32           29
--------------------------------------------------------------------------------------------------
                                                                               581          524
Non-interest expense

Salaries and employee benefits                                               1,083        1,084
Occupancy                                                                      190          193
Equipment                                                                      140          130
Data processing                                                                 79           78
Federal deposit insurance                                                       30           31
Other                                                                          326          318
--------------------------------------------------------------------------------------------------
                                                                             1,848        1,834

Income before income taxes                                                   1,401        1,024
Income tax expense                                                             476          348
--------------------------------------------------------------------------------------------------
Net income                                                                $    925      $  676
--------------------------------------------------------------------------------------------------
Basic earnings per share                                                  $   0.23         N/A
--------------------------------------------------------------------------------------------------
Comprehensive income                                                      $  1,090      $  676
--------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated condensed financial statements.

CHESTERFIELD FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows (unaudited)
Dollars in thousands

Three months ended September 30,                                                                   2001           2000
------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                                                                     $         925   $        676
Adjustments to reconcile net income to net cash from operating activities:
   Provision for loan losses                                                                               -             20
   Depreciation and amortization                                                                         113            111
   Net amortization of securities                                                                         (1)            (1)
   ESOP compensation expense                                                                             104              -
   Federal Home Loan Bank stock dividends                                                                (28)           (29)
   Net change in:
     Deferred loan origination fees                                                                      (19)           (23)
     Accrued interest receivable and other assets                                                       (976)          (274)
     Accrued expenses and other liabilities                                                            1,037            410
------------------------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                                     1,155            890
------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Activity in held-to-maturity securities:
      Maturities, calls and payments                                                                  25,427             485
      Purchases                                                                                      (20,000)        (10,000)
   Activity in available-for-sale securities:
      Payments                                                                                           153               -
   Purchase of Federal Home Loan Bank Stock                                                          (15,000)              -
   Loan originations and payments, net                                                                (1,399)          2,016
   Additions to premises and equipment                                                                   (25)            (38)
------------------------------------------------------------------------------------------------------------------------------
Net cash from investing activities                                                                   (10,844)         (7,537)
------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Net change in deposits                                                                              8,430          (3,478)
   Net change in advance payments by borrowers for taxes and insurance                                 1,031          (1,824)
------------------------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                                                     9,461          (5,302)
------------------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                                 (228)        (11,949)
Cash and cash equivalents at beginning of period                                                      66,921          66,955
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                     $      66,693   $      55,006
------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements (unaudited)
--------------------------------------------------------------------------------

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three months ended September 30, 2001 are not necessarily indicative of results that may be expected for the entire fiscal year ended June 30, 2002.

Chesterfield Financial Corp. (the "Company") is a Delaware corporation that was organized in January 2001 at the direction of the Board of Directors of Chesterfield Federal Savings and Loan Association (the "Bank") for the purpose of owning all of the outstanding capital stock of the Bank following the completion of the Bank's mutual-to-stock conversion. The Company offered for sale 4,304,738 shares of its outstanding common stock in a public offering to eligible depositors and members of the general public (the "Offering"), which was completed on May 2, 2001. Prior to that date, the Company had no assets or liabilities. Accordingly, the accompanying unaudited consolidated financial statements for the three months ended September 30, 2000 represent only the accounts of the Bank and its wholly owned subsidiary, Chesterfield Insurance Services, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of September 30, 2001, the Bank met the capital adequacy requirements to which they are subject. The Bank's tangible equity ratio at September 30, 2001 was 15.61%. The Tier 1 capital ratio was 15.61%, the Tier 1 risk-based ratio was 40.51%, and the total risk-based capital ratio was 41.62%.

The most recent notification from the federal banking agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that have changed the Bank's category.

(3)  Commitments and Contingencies

At September 30, 2001, the Company had outstanding commitments to make loans of $6.1 million and unused lines of credit outstanding of $16.1 million. At June 30, 2001, the Bank had outstanding commitments to make loans of $5.3 million and unused lines of credit outstanding of $16.2 million.

(4) Basic Earnings Per Share

Basic earnings per share for the three months ended September 30, 2001 was computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, which were 3,979,848. ESOP shares

Notes to Consolidated Condensed Financial Statements (unaudited)
--------------------------------------------------------------------------------

are considered outstanding for the calculation unless unearned. Basic earnings per share data is not presented for the three months ended September 30, 2000 since the Company had no stock outstanding as of that date.

(5)  New Accounting Pronouncements

In 2001, new accounting guidance was issued that will, beginning in fiscal 2002, revise the accounting for goodwill and intangible assets. Intangible assets with indefinite lives and goodwill will no longer be amortized, but will periodically be reviewed for impairment and written down if impaired. Additional disclosures about intangible assets and goodwill may be required. An initial goodwill impairment test is required during the first six months of fiscal 2002. The Company has not yet completed an analysis of its intangibles under the new guidance and cannot assess the impact on the financial statements at this time.

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

General

The Company's results of operations depend primarily on its net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and interest-bearing deposits with other financial institutions, and the interest we pay on our interest-bearing liabilities, primarily savings accounts and time deposits. Our results of operations are also affected by provisions for loan losses, noninterest income, and noninterest expense. Noninterest income consists primarily of insurance commissions and service charges on deposit accounts. Noninterest expense consists primarily of non-interest expenses, including salaries and employee benefits, occupancy, equipment, data processing and deposit insurance premiums. Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, governmental policies and actions of regulatory authorities.

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


Liquidity

The Company and Bank's liquidity management objective is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the ability to meet deposit withdrawals on demand or at contractual maturity, and to fund new loans and investments as opportunities arise. The Bank's primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and cash flows generated by investments. External sources of funds primarily consist of increases in deposits. Federal regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. At September 30, 2001, the Bank believes it was in compliance with Office of Thrift Supervision ("OTS') liquidity requirements.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits for the three months ended September 30, 2001, were $1.2 million. The Company used $10.8 million in investing activities for the three-month period ended September 30, 2001. Loan originations exceeded principal payments received by $1.4 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Maturities, calls and payments on securities totaled $25.6 million, while purchases of new securities amounted to $20.0 million. The Company also invested $15.0 million in Federal Home Loan Bank stock during the three months ended September 30, 2001. Net cash provided by financing activities amounted to $9.5 million for the three months ended September 30, 2001. The Bank's deposits increased by $8.4 million during the three-month period ended September 30, 2001.

At September 30, 2001, the Bank had outstanding commitments to make loans of $6.1 million and unused lines of credit outstanding of $16.1 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from September 30, 2001 totaled $131.1 million. Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Bank.

Changes in Financial Condition

The Company's total assets increased by $11.7 million, or 3.4%, to $356.0 million at September 30, 2001 from $344.3 million at June 30, 2001. The increase resulted primarily from an increase in Federal Home Loan Bank stock, partially offset by a decrease in securities held to maturity. Federal Home Loan Bank Stock increased by $15.0 million, to $16.8 million at September 30, 2001 from $1.7 million at June 30, 2001. Loans receivable increased by $1.4 million, or 0.9%, to $162.6 million at September 30, 2001 from $161.2 million at June 30, 2001. Securities held to maturity decreased by $5.4 million, or 5.7%, to $94.9 million at September 30, 2001 from $108.3 at June 30, 2001.

Total deposits increased $8.4 million, or 3.2%, to $269.1 million at September 30, 2001 from $260.7 million at June 30, 2001. Time deposits increased $9.2 million, or 5.3%, to $181.5 million at September 30, 2001 from $172.4 million at June 30, 2001. NOW accounts increased $784,000, or 3.3%, to $24.3 million at September 30, 2001 from $23.5 million at June 30, 2001. Passbook savings decreased $860,000, or 1.6%, to $54.3 million at September 30, 2001 from $55.2 million at June 30, 2001. Money market accounts increased $140,000, or 1.6%, to $9.0 million at September 30, 2001 from $8.8 million at June 30, 2001. Management believes the increase in deposits resulted from an increased number of people removing their funds invested in the equity markets due to the volatility in the equity markets.

Total shareholders' equity increased $1.2 million, or 1.6%, to $77.7 million at September 30, 2001 from $76.6 million at June 30, 2001 resulting primarily from earnings and an increase in other comprehensive income during the period relating to unrealized gains on securities available-for-sale.

Asset Quality

Asset quality continues to remain strong. As of September 30, 2001, the Bank had non-accrual loans of $5,400 compared to $3,100 as of June 30, 2001. On the basis of management's review of our loan portfolio at September 30, 2001, we had classified $596,000 of our loans as substandard, and none of our loans as special mention, doubtful or loss.

Comparison of Operating Results for the Three Months Ended September 30, 2001 and September 30, 2000

General. Net income increased $249,000 or 36.8%, to $925,000 for the three months ended September 30, 2001 from $676,000 for the three months ended September 30, 2000. The increase resulted from an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses.

Total Interest Income. Total interest income remained relatively constant increasing by $23,000, or 0.4%, to $5.2 million for the three months ended September 30, 2001. The increase resulted primarily from an increase in interest

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

on securities and dividends on Federal Home Loan Bank stock, partially offset by a decrease in interest on interest-bearing deposits in other financial institutions.

Interest on securities increased $282,000, or 24.4%, to $1.4 million for the three months ended September 30, 2001 from $1.2 million for the three months ended September 30, 2000. The increase resulted from a $19.6 million, or 24.5%, increase in the average balance of securities to $99.6 million from $80.0 million. Federal Home Loan Bank stock dividends increased $94,000, to $125,000 for the three months ended September 30, 2001 from $31,000 for the three months ended September 30, 2000. The increases in average balances of securities and Federal Home Loan Bank stock was primarily the result of management's investment of funds received from the Offering.

Interest and fees on loans remained constant at approximately $3.0 million for the three months ended September 30, 2001 and 2000. The average yield on the loan portfolio decreased 24 basis points to 7.37% from 7.61%. The decrease in yield was offset by an increase in the average balance of loans of $6.1 million, or 3.9%, to $162.1 million from $155.9 million.

Interest on interest-bearing deposits decreased $358,000, or 38.2%, to $580,000 for the three months ended September 30, 2001 from $938,000 for the three months ended September 30, 2000. The decrease resulted from a 338 basis point decrease in the yield on interest-bearing deposits to 3.62% from 7.00% as a result of the drop in market interest rates. This was partially offset by an increase of $10.5 million, or 19.6%, in the average balance of interest-bearing deposits to $64.1 million from $53.6 million.

Interest Expense. Interest expense on deposits decreased $291,000, or 10.4%, to $2.5 million for the three months ended September 30, 2001 from $2.8 million for the three months ended September 30, 2000. Interest expense on time deposits decreased $246,000, or 10.9%, to $2.0 million as a result of the decrease in the average cost of time deposits to 4.51% from 5.26%, partially offset by a $6.8 million increase in the average balance of time deposits to $179.2 million from $172.3 million. Interest expense on passbook savings accounts decreased $13,000, or 3.8%, to $329,000 from $342,000 as a result of a $1.4 million decline in the average balance of passbook savings to $54.0 million from $55.4 million. The average cost of passbook savings declined to 2.44% from 2.47%. Interest expense on money market accounts decreased $12,000, or 16.7%, to $60,000 from $72,000 as a result of $341,000 decline in the average balance of money market accounts to $9.1 million from $9.5 million, partially offset by a decline in the average cost of money market accounts to 2.63% from 3.05%. Interest expense on NOW accounts decreased $20,000, or 17.4%, to $95,000 from $115,000 as a result of a decline in the average cost of money market accounts to 1.58% from 1.96%, partially offset by a $600,000 increase in the average balance of money market accounts to $24.0 million from $23.4 million.

Net Interest Income. Net interest income increased $314,000, or 13.3%, to $2.7 million for the three months ended September 30, 2001 from $2.4 million for the three months ended September 30, 2000. The net interest rate spread and the net interest margin decreased during the period. The net interest rate spread decreased 44 basis points to 2.28% from 2.72% while the net interest margin decreased 9 basis points to 3.12% from 3.21%. The ratio of average interest earning assets to average interest earnings liabilities increased to 128.61% for the three months ended September 30, 2001 compared to 112.63% for the same period in 2000. The increase was the result of management's investment of funds received from the Offering.

Provision for Loan Losses. Management made no provision for loan losses for the three months ended September 30, 2001 as compared to provisions of $20,000 for the three months ended September 30, 2000. The allowance for loan losses remained constant at 0.97% of net loans as of September 30, 2001 from 0.98% at June 30, 2001. The level of non-performing loans at the Bank remained low at $5,400 as of September 30, 2001 compared with $3,100 as of June 30, 2001. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management believes that the allowance for loan losses at September 30, 2001 was adequate.

Noninterest Income. Noninterest income includes insurance commissions, service charges on deposit accounts and other income. Total noninterest income increased $57,000, or 10.9%, to $581,000 for the three months ended September 30, 2001 from $524,000 for the three months ended September 30, 2000. This increase is

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

primarily attributable to an increase of $56,000 or 13.4% for insurance commissions at the Bank's insurance subsidiary.

Noninterest Expense. Total noninterest expense increased $14,000, or 0.8%, and was $1.8 million for the three months ended September 30, 2001. The increase was primarily due to equipment expenses and other expenses. Equipment expenses increased $10,000, or 7.7%, to $140,000 for the three months ended September 30, 2001 from $130,000 for the three months ended September 30, 2000. This increase was primarily attributable to increased cost of maintenance agreements on equipment at the Bank. Other expenses increased $8,000, or 2.5%, to $326,000 for the three months ended September 30, 2001 from $318,000 for the three months ended September 30, 2000.

Provision for Income Taxes. The provision for income taxes increased to $476,000, or 34.0% of income before income taxes for the three months ended September 30, 2001, from $348,000, or 34.0% for the three months ended September 30, 2000.

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Quantitative and Qualitative Disclosures about Market Risks

The OTS provides all institutions that file a Consolidated Maturity/Rate schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of Net Portfolio Value ("NPV"). The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of NPV. The OTS model estimates the economics value of each type of asset, liability, and off-balance sheet contract under the assumption that the U.S. Treasury yield curve shifts instantaneously and parallel up and down 100 to 300 basis points in 100 basis point increments. The OTS provides thrifts the results of their interest rate sensitivity model, which is based on information provided by the Bank, to estimate the sensitivity of NPV.

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

The table below sets forth, as of June 30, 2001 (the most recent date available), the estimated changes in the Bank's NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve.

                                                                             Net Portfolio Value as a % of
                                     Net Portfolio Value                        Present Value of Assets
    Change in        ----------------------------------------------------  ---------------------------------
  Interest Rates        Estimated        Amount of                                               Percent
  (basis points)           NPV             Change          Percent           NPV Ratio           Change
-------------------  ----------------- ---------------- -----------------  ----------------- ---------------
                                (in thousands)
    +300 bp            $  56,521         $ (13,232)          (19)%              16.42%             (15)%
    +200                  60,799            (8,954)          (13)               17.41              (10)
    +100                  62,258            (4,495)           (6)               18.41              (5)
       0                  69,753                 -                              19.38               -
   - 100                  72,433             2,680             4                19.92               3
   - 200                  73,075             3,322             5                19.99               3
   - 300                  73,329             3,576             5                19.98               3
-------------------  ----------------- ---------------- -----------------  ----------------- ---------------

Part II - Other Information

Item 1.    Legal Proceedings

                The Company and the Bank are not engaged in any legal proceedings of a material nature at the present time.

Item 2.    Changes in Securities

                Not applicable.

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


                                Chesterfield Financial Corp.



Dated: November 13, 2001        /s/ MICHAEL E. DEHAAN
                                -------------------------------------
                                Michael E. DeHaan
                                President and Chief Executive Officer
                                (Principal Executive Officer)



Dated: November 13, 2001        /s/ KAREN M. WIRTH
                                --------------------------------------------
                                Karen M. Wirth
                                Treasurer
                                (Principal Financial and Accounting Officer)