Form 10-Q
period 2001-12-31
CHESTERFIELD FINANCIAL CORP
filed 2002-02-12
CIK 1132515

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001


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

                  (1) Yes  [ X ]    No
                  (2) Yes  [ X ]    No

     The number of shares outstanding of each of the issuer's classes of common stock was 4,173,606 shares of common stock, par value $.01, outstanding as of February 08, 2002.


--------------------------------------------------------------------------------


                          CHESTERFIELD FINANCIAL CORP.
                                    FORM 10-Q


                                      Index
                                      -----

                                                                        Page (s)
                                                                        --------
Part I. Financial Information Page (s)

Item 1. Financial Statements

         Consolidated Condensed Balance Sheets as of
         December 31, 2001 and June 30, 2001 (unaudited)                    1

         Consolidated Condensed Statements of Income for the three
         and six months ended December 31, 2001 and 2000 (unaudited)        2

         Consolidated Condensed Statements of Stockholders' Equity
         for the six months ended December 31, 2001 and 2000 (unaudited)    3

         Consolidated Condensed Statements of Cash Flows for the six
         months ended December 31, 2001 and 2000 (unaudited)                4

         Notes to Consolidated Condensed Financial Statements (unaudited)  5-6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             7-11

Item 3.  Quantitative and Qualitative Disclosures about Market Risks        12



Part II.      Other Information

Item 1.       Legal Proceedings                                             13

Item 2.       Changes in Securities                                         13

Item 3.       Defaults upon Senior Securities                               13

Item 4.       Submission of Matters to a Vote of Security Holders          13-14

Item 5.       Other Information                                             14

Item 6.       Exhibits and Reports on Form 8-K                              14

              Signature Page                                                15


CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)
Dollars in thousands

                                                                              December 31,        June 30,
Assets                                                                            2001              2001
------------------------------------------------------------------------------------------------------------
Cash and due from financial institutions                                        $   4,642       $   4,605
Interest-earning deposits                                                          76,883          60,816
Federal funds sold                                                                  3,500           1,500
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                          85,025          66,921
Securities available-for-sale                                                      13,061          13,405
Securities held to maturity, at amortized cost (approximate fair value of
     $78,873 at December 31, 2001 and $95,593 at June 30, 2001)                    78,906          94,846
Loans receivable, net of allowance for loan losses of $1,574 at
     December 31, 2001 and $1,573 at June 30, 2001                                161,894         161,203
Federal Home Loan Bank stock                                                       16,886           1,733
Premises and equipment                                                              2,802           2,816
Accrued interest receivable and other assets                                        4,322           3,386
------------------------------------------------------------------------------------------------------------

Total assets                                                                    $ 362,896       $ 344,310
------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------------
                                                                                $ 273,391       $ 260,658
Liabilities

Deposits
Advance payments by borrowers for taxes and insurance                               2,533           2,778
Accrued expenses and other liabilities                                             10,557           4,321
------------------------------------------------------------------------------------------------------------

Total liabilities                                                                 286,481         267,757

Stockholders' equity
Preferred stock, $.01 par value per share, 1,000,000 shares authorized, no
     shares issued and outstanding                                                   --              --
Common stock, $.01 par value per share, 7,000,000 shares authorized;
     4,304,738 shares issued; 4,173,606 and 4,304,738 outstanding at
     December 31, 2001 and June 30, 2001                                               43              43
Additional paid in capital                                                         42,665          41,999
Retained earnings                                                                  39,626          37,827
Unearned ESOP shares                                                               (3,174)         (3,293)
Unearned RRP shares                                                                (2,752)           --
Accumulated other comprehensive income (loss)                                           7             (23)
------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                         76,415          76,553
------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                      $ 362,896       $ 344,310
============================================================================================================

See accompanying notes to unaudited consolidated condensed financial statements.


CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

                                                            Three months ended        Six months ended
                                                               December 31,              December 31,
                                                        -------------------------------------------------
                                                            2001         2000         2001         2000
---------------------------------------------------------------------------------------------------------
Interest and dividend income
Loans, including fees                                     $ 2,958      $ 2,959      $ 5,945      $ 5,927
Securities                                                  1,395        1,267        2,835        2,425
Interest-earning deposits                                     319          784          899        1,722
Federal Home Loan Bank stock dividends                        245           34          370           65
Other interest income                                          29           53           69          107
---------------------------------------------------------------------------------------------------------
Total interest and dividend income                          4,946        5,097       10,118       10,246
Interest expense on deposits                                2,115        2,807        4,619        5,602
---------------------------------------------------------------------------------------------------------
Net interest income before provision for loan losses        2,831        2,290        5,499        4,644
Provision for loan losses                                    --             19         --             39
---------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses         2,831        2,271        5,499        4,605
Non-interest income
Insurance commissions                                         563          506        1,038          925
Service charges on deposit accounts                            77           71          151          147
Other                                                          37           35           69           64
---------------------------------------------------------------------------------------------------------
Total non-interest income                                     677          612        1,258        1,136
Non-interest expense
Salaries and employee benefits                              1,210        1,107        2,293        2,191
Occupancy                                                     210          205          400          398
Equipment                                                     127          122          267          252
Data processing                                                83           78          162          156
Federal deposit insurance                                      30           30           60           61
Other                                                         499          417          825          735
---------------------------------------------------------------------------------------------------------
Total non-interest expense                                  2,159        1,959        4,007        3,793
---------------------------------------------------------------------------------------------------------

Income before income taxes                                  1,349          924        2,750        1,948
Income tax expense                                            475          322          951          670
---------------------------------------------------------------------------------------------------------
Net income                                                $   874      $   602      $ 1,799      $ 1,278
---------------------------------------------------------------------------------------------------------
Basic earnings per share                                  $  0.22          n/a      $  0.45          n/a
---------------------------------------------------------------------------------------------------------
Diluted earnings per share                                $  0.22          n/a      $  0.45          n/a
---------------------------------------------------------------------------------------------------------
Comprehensive income                                      $   739      $   602      $ 1,829      $ 1,278
---------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated condensed financial statements.


CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
Six months ended December 31, 2001 and 2000
Dollars in thousands                                                                                    Accumulated
                                                       Additional                Unearned    Unearned      Other          Total
                                              Common     Paid-in     Retained      ESOP        RRP     Comprehensive  Stockholders'
                                               Stock     Capital     Earnings     Shares      Shares    Income (Loss)     Equity
                                           ----------------------------------------------------------------------------------------
Balance at July 1, 2000                        $ --        $ --      $35,155        $ --       $ --          $ --       $ 35,155
Net income                                       --          --        1,278          --         --            --          1,278
                                           ----------------------------------------------------------------------------------------
Balance at December 31, 2000                   $ --        $ --      $36,433        $ --       $ --          $ --       $ 36,433
                                           ========================================================================================


Balance at July 1, 2001                        $ 43     $41,999      $37,827     $(3,293)      $ --          $(23)      $ 76,553
Comprehensive income
   Net income                                                        1,799                                                 1,799
   Unrealized gain on securities
   available for sale, net                                                                                     30             30
                                                                                                                     -----------
   Total comprehensive income                                                                                              1,829
Grant of shares under RRP:
    172,189 shares granted, including
    135,000 shares from treasury stock                      601                              (2,815)                      (2,214)
Amortization of RRP                                                                              63                           63
ESOP shares committed to be released:
    11,866 shares                                            65                      119                                     184
                                           ----------------------------------------------------------------------------------------
Balance at December 31, 2001                   $ 43     $42,665      $39,626     $(3,174)   $(2,752)          $ 7         76,415
                                           ========================================================================================





See accompanying notes to unaudited consolidated condensed financial statements.


CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

                                                                                  Six months ended
                                                                                     December 31,
--------------------------------------------------------------------------------------------------------
                                                                                  2001          2000
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                      $  1,799       $  1,278
Adjustments to reconcile net income to net cash from operating activities:
   Provision for loan losses                                                          --             39
   Depreciation and amortization                                                     224            211
   Net amortization of securities                                                     (2)            (2)
   ESOP compensation expense                                                         184             --
   RRP compensation expense                                                           63             --
   Federal Home Loan Bank stock dividends                                           (153)           (60)
   Net change in:
     Deferred loan origination fees                                                   34            (46)
     Accrued interest receivable and other assets                                   (953)          (720)
     Accrued expenses and other liabilities                                        1,236            750
--------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                 2,432          1,450
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Activity in held-to-maturity securities:
      Maturities, calls and payments                                              50,941          7,793
      Purchases                                                                  (30,000)       (21,018)
   Activity in available-for-sale securities:
      Payments                                                                       392             --
   Purchase of Federal Home Loan Bank Stock                                      (15,000)            --
   Loan originations and payments, net                                              (725)         1,375
   Additions to premises and equipment                                              (210)          (284)
--------------------------------------------------------------------------------------------------------
Net cash from investing activities                                                 5,398        (12,134)
--------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Net change in deposits                                                         12,733         (4,780)
   Net change in advance payments by borrowers for taxes and insurance              (245)          (170)
   Purchase of treasury stock                                                     (2,214)            --
--------------------------------------------------------------------------------------------------------
Net cash from financing activities                                                10,274         (4,950)
--------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                           18,104        (15,634)
Cash and cash equivalents at beginning of period                                  66,921         66,955
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $ 85,025       $ 51,321
--------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Due to brokers for securities transactions                                    $  5,000             --
========================================================================================================


See accompanying notes to unaudited consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements (unaudited)
--------------------------------------------------------------------------------

(1) Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three and six months ended December 31, 2001 are not necessarily indicative of results that may be expected for the entire fiscal year ended June 30, 2002.

Chesterfield Financial Corp. (the "Company") is a Delaware corporation that was organized in January 2001 at the direction of the Board of Directors of Chesterfield Federal Savings and Loan Association (the "Bank") for the purpose of owning all of the outstanding capital stock of the Bank following the completion of the Bank's mutual-to-stock conversion. The Company offered for sale 4,304,738 shares of its outstanding common stock in a public offering to eligible depositors and members of the general public (the "Offering"), which was completed on May 2, 2001. Prior to that date, the Company had no assets or liabilities. Accordingly, the accompanying unaudited consolidated condensed financial  statements  for the three and six  months  ended  December  31,  2000 represent only the accounts of the Bank and its wholly owned subsidiary, Chesterfield Insurance Services, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of December 31, 2001, the Bank met the capital adequacy requirements to which it is subject. The Bank's tangible equity ratio at December 31, 2001 was 15.62%. The Tier 1 capital ratio was 15.62%, the Tier 1 risk-based ratio was 40.61%, and the total risk-based capital ratio was 41.52%.

The most recent notification from the federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that have changed the Bank's category.

(3) Commitments and Contingencies

At December 31, 2001, the Company had outstanding commitments to make loans of $8.7 million and unused lines of credit outstanding of $17.1 million. At June 30, 2001, the Bank had outstanding commitments to make loans of $5.3 million and unused lines of credit outstanding of $16.2 million.

(4) Earnings Per Share

Basic earnings per share for the three and six months ended December 31, 2001 was computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, which were 3,955,218 and 3,967,033,

Notes to Consolidated Condensed Financial Statements (unaudited)
--------------------------------------------------------------------------------


respectively. Employee Stock Ownership Plan ("ESOP") shares are considered outstanding for the calculation unless unearned. Diluted earnings per share for the three and six months ended December 31, 2001 was computed by dividing net income by the weighted average number of shares of common stock outstanding and additional shares issuable under stock option and stock grant plans for the period, which were 3,957,614 and 3,968,231, respectively. Basic and diluted earnings per share data is not presented for the three and six months ended December 31, 2000 since the Company had no stock outstanding as of that date.

(5) New Accounting Pronouncements

New accounting guidance was issued that will, beginning July 1, 2002, revise the accounting for goodwill and intangible assets. Intangible assets with indefinite lives and goodwill will no longer be amortized, but will periodically be reviewed for impairment and written down if impaired. Additional disclosures about intangible assets and goodwill may be required. The Company has not yet completed an analysis of its intangibles under the new guidance and cannot assess the impact on the financial statements at this time.

Beginning July 1, 2002, a new accounting pronouncement becomes effective that addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not expect this new accounting pronouncement to have any effect on the financial statements.

Another new accounting pronouncement becomes effective July 1, 2002 that addresses financial accounting and reporting for the impairment of long-lived assets and long-lived assets due for disposal. The Company does not expect this new accounting pronouncement to have any effect on the financial statements.

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
--------------------------------------------------------------------------------
Operations
----------

General

The Company's results of operations depend primarily on its net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and interest-earning deposits with other financial institutions, and the interest we pay on our interest-bearing liabilities, primarily savings accounts and time deposits. Provisions for loan losses, non-interest income, and non-interest expense also affect our results of operations. Non-interest income consists primarily of insurance commissions and service charges on deposit accounts. Non-interest expense consists primarily of salaries and employee benefits, occupancy, equipment, data processing and deposit insurance premiums. Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, governmental policies and actions of regulatory authorities.

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

Liquidity

The Company and Bank's liquidity management objective is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the ability to meet deposit withdrawals on demand or at contractual maturity, and to fund new loans and investments as opportunities arise. The Bank's primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and cash flows generated by investments. External sources of funds primarily consist of increases in deposits. Federal regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. At December 31, 2001, the Bank believes it was in compliance with Office of Thrift Supervision ("OTS') liquidity requirements.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, was $2.4 million for the six months ended December 31, 2001. Investing activities provided $5.4 million for the six months ended December 31, 2001. Loan originations exceeded principal payments received by $725,000. Maturities, calls and payments on securities totaled $51.3 million, while purchases of new securities amounted to $30.0 million. The Company also invested $15.0 million in Federal Home Loan Bank stock during the six months ended December 31, 2001. Net cash provided by financing activities amounted to $10.3 million for the six

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
--------------------------------------------------------------------------------
Operations
----------

months ended December 31, 2001. The Bank's deposits increased by $12.7 million during the six month period ended December 31, 2001. The Company purchased 135,000 shares of its common stock for $2.2 million, or an average price of $16.41, which has been designated for the 2001 Recognition and Retention Plan ("RRP") approved by stockholders at the Company's first annual meeting on November 20, 2001.

At December 31, 2001, the Bank had outstanding commitments to make loans of $8.7 million and unused lines of credit outstanding of $17.1 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 2001 totaled $155.7 million. Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Bank.

Changes in Financial Condition

At December 31, 2001, total assets were $362.9 million, up $18.6 million, or 5.4%, from $344.3 million at June 30, 2001. Loans receivable at December 31, 2001 were $161.9 million, up $691,000, or 0.4%, from $161.2 million at June 30,
2001. Securities held-to-maturity decreased $15.9 million, or 16.8%, to $78.9 million at December 31, 2001 from $94.8 million at June 30, 2001. The Company's investment in Federal Home Loan Bank ("FHLB") stock increased $15.2 million, to $16.9 million as of December 31, 2001 compared to $1.7 million as of June 30, 2001.

Total deposits at December 31, 2001 were $273.4  million,  up $12.7 million,  or
4.9 %, from $260.7 million at June 30, 2001. Management believes the increase in deposits resulted primarily from an increased number of people moving funds invested in the equity markets due to the volatility in the equity markets. Accrued expenses and other liabilities increased $6.2 million, or 144.3%, to $10.6 million at December 31, 2001, compared to $4.3 million at June 30, 2001, primarily due to a $5.0 million increase in amount due brokers for securities purchased in December 2001, which settle in January 2002.

Total stockholders' equity as of December 31, 2001 was $76.4 million, or 21.1% of total assets, compared to $76.6 million, or 22.2% of total assets at June 30, 2001. The decrease in stockholders' equity was due primarily to implementation of the RRP. During December 2001, the Company repurchased 135,000 shares of its stock at an average price of $16.41. These shares were designated for the RRP. At December 31, 2001, there were 4,173,606 common shares outstanding with a book value of $18.31 per share.

Asset Quality

Asset quality at the Company continues to remain strong. The Company's non-performing loans remained extremely low at $5,000 at December 31, 2001, compared to $3,000 as of June 30, 2001. The allowance for loan losses to loans receivable was 0.97% as of December 31, 2001 compared to 0.98% as of June 30, 2001. During the quarter ended December 31, 2001, the Company recorded recoveries on previously charged-off loans of $480 and recorded no charge-offs. During the six months ended December 31, 2001, the Company recorded recoveries on previously charged-off loans of $830 and recorded no charge-offs.

Operating Results for the Three Months Ended December 31, 2001 and 2000

General. The Company reported net income of $874,000, or $0.22 diluted earnings per share for the quarter ended December 31, 2001. Net income for the quarter was 45.2% higher than net income of $602,000 for the quarter ended December 31, 2000. The Company's return on average assets for the quarter ended December 31, 2001, was 0.98%, compared to 0.80% for the quarter ended December 31, 2000. The improved return on assets in 2001 was primarily due to investment of proceeds from the mutual-to-stock conversion, while the related increase in average equity resulted in a decrease in return on equity to 4.51% for the three months ended December 31, 2001, compared to 6.65% for the same period last year.

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
--------------------------------------------------------------------------------
Operations
----------


Interest Income. Total interest income decreased by $151,000, or 3.0%, to $4.9 million for the quarter ended December 31, 2001, from $5.1 million for the quarter ended December 31, 2000. An increase in average interest-earning assets of $56.2 million, to $346.4 million for the quarter ended December 31, 2001, from $290.2 million for the quarter ended December 31, 2000, was offset by a decrease in yield on interest-earning assets to 5.71% for the quarter ended
December 31, 2001, from 7.02% for the same quarter last year, because of the general decline in market interest rates.

Interest and fees on loans remained approximately constant at $3.0 million for the three months ended December 31, 2001 and 2000. The average yield on the loan portfolio decreased 34 basis points to 7.29% from 7.63%. The decrease in yield was offset by an increase in the average balance of loans of $7.1 million, or 4.6%, to $162.3 million from $155.2 million.

Interest on securities increased $128,000, or 10.1%, to $1.4 million for the three months ended December 31, 2001, from $1.6 million for the three months ended December 31, 2000. The increase resulted from a $17.3 million, or 20.6% increase in the average balance of securities to $101.1 million from $83.8 million. FHLB stock dividends increased $211,000, to $245,000 for the three months ended December 31, 2001, from $34,000 for the three months ended December 31, 2000, as a result of a $15.2 million increase in the average balance of FHLB stock. The increases in average balances of securities and FHLB stock was primarily the result of management's investment of funds received from the Offering.

Interest on interest-earning deposits decreased $465,000, to $319,000 for the three months ended December 31, 2001, from $784,000 for the three months ended December 31, 2000. The decrease resulted from a 503 basis point decrease in the yield on interest-earning deposits to 2.04%, from 6.60%, as a result of the drop in market interest rates. This was partially offset by a $15.0 million increase in the average balance of interest-earning deposits, to $62.5 million, from $47.5 million.

Interest Expense. Interest expense on deposits decreased $692,000, or 24.7%, to $2.1 million for the three months ended December 31, 2001, from $2.8 million for the three months ended December 31, 2000. Interest expense on time deposits decreased $566,000, or 24.8%, to $1.7 million, from $2.3 million, as a result of the decrease in the average cost of time deposits to 3.73% from 5.26%, partially offset by a $10.5 million increase in the average balance of time deposits to $184.0 million, from $173.5 million. Interest expense on passbook savings accounts decreased $70,000, or 20.3%, to $275,000, from $345,000, primarily as the result of a decline in the average cost of passbook savings to 2.09%, from 2.62%. Interest expense on money market accounts decreased $25,000, or 37.9%, to $41,000, from $66,000, primarily as a result of the decline in the average cost of money market accounts to 1.77%, from 3.09%. Interest expense on NOW accounts decreased $31,000, or 27.4%, to $82,000 from $113,000, primarily as a result of the decline in the average cost of NOW accounts to 1.33%, from 1.95%.

Net Interest Income. Net interest income increased by $541,000, or 23.6%, to $2.8 million for the quarter ended December 31, 2001, from $2.3 million for the same period in 2000. The net interest rate spread decreased during the period as the result of the drop in market interest rates, but was offset by the increase in net interest margin resulting from the increase in interest-earning assets from investment of the proceeds from the mutual-to-stock conversion. The net interest rate spread decreased nine basis points to 2.58% from 2.67%, while the net interest margin increased eleven basis points to 3.27%, from 3.16%. The ratio of average interest-earning assets to average interest-bearing liabilities improved to 128.0% for the quarter in 2001, from 112.5% for the same period in 2000.

Provision for Loan Losses. Management made no provision for loan losses for the three months ended December 31, 2001, compared to a provision of $19,000 for the three months ended December 31, 2000. The allowance for loan losses declined one basis point to 0.97% of net loans as of December 31, 2001, from 0.98% at June 30, 2001. The level of non-performing loans at the Bank remained low at $5,000 as of December 31, 2001 compared with $3,100 as of June 30, 2001. The amount of

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
--------------------------------------------------------------------------------
Operations
----------

the allowance is based on estimates and the ultimate losses may vary from such estimates. Management believes that the allowance for loan losses at December 31, 2001 was adequate.

Non-interest Income. Non-interest income increased $65,000, or 10.6%, to $677,000 for the quarter ended December 31, 2001, from $612,000 for the same period in 2000. The increase was primarily attributable to insurance commissions at the Bank's insurance subsidiary. Insurance commissions increased $57,000, or 11.3% to $563,000 in 2001, compared to $506,000 in 2000.

Non-interest Expense. Total non-interest expense increased $200,000, or 10.2%, to $2.2 million for the quarter ended December 31, 2001, from $2.0 million for the quarter ended December 31, 2000. The primary causes for the increase were a $103,000, or 9.3% increase in salaries and employee benefits, which included a $63,000 expense for the Company's RRP, and an $82,000, or 19.7% increase in other expenses, both related to the increased costs of operating as a publicly traded company. The annualized ratio of non-interest expense to average assets improved to 2.42% in 2001, compared to 2.61% in 2000, while the Company's efficiency ratio improved to 61.5% for the current quarter, from 67.5% for the same period last year.

Provision for Income Taxes. The provision for income taxes increased to $475,000, or 35.2% of income before income taxes for the three months ended December 31, 2001, from $322,000 or 34.9% for the three months ended December 31, 2000.


Results of Operations for the Six Months Ended December 31, 2001 and 2000

General. Net income for the six months ended December 31, 2001 was $1.8 million, or $0.45 diluted earnings per share, compared to net income of $1.3 million for the six months ended December 31, 2000. The Company's return on average assets for the six months ended December 31, 2001, was 1.02%, compared to 0.85% for the same period last year. The improved return on assets in 2001 was primarily due to investment of proceeds from the mutual-to-stock conversion, while the related increase in average equity resulted in a decrease in return on equity to 4.66% for the six months ended December 31, 2001, compared to 7.10% for the same period last year.

Interest Income. Total interest income decreased by $128,000, or 1.2%, to $10.1 million for the six months ended December 31, 2001, from $10.2 million for the six months ended December 31, 2000. An increase in average interest earning assets of $50.8 million, to $343.1 million for the six months ended December 31, 2001, from $292.4 million for the six months ended December 31,2000, was offset by a decrease in yield on interest earning assets to 5.90% for the six months ended December 31, 2001, from 7.01% for the same period last year, because of the general decline in market interest rates.

Interest and fees on loans remained approximately constant at $5.9 million for the six months ended December 31, 2001 and 2000. The average yield on the loan portfolio decreased 27 basis points to 7.34%, from 7.61%. The decrease in yield was offset by an increase in the average balance of loans of $6.2 million, or 4.0%, to $162.0 million from $155.8 million.

Interest on securities increased $410,000, or 16.9%, to $2.8 million for the six months ended December 31, 2001, from $2.4 million for the six months ended December 31, 2000. The increase resulted from a $20.4 million, or 25.3% increase in the average balance of securities to $101.2 million, from $80.8 million. FHLB stock dividends increased $305,000, to $370,000 for the six months ended December 31, 2001, from $65,000 for the six months ended December 31, 2000, as a result of a $10.9 million increase in the average balance of FHLB stock. The increases in average balances of securities and FHLB stock was primarily the result of management's investment of funds received from the Offering.

Interest on interest-earning deposits decreased $823,000, or 47.8%, to $899,000 for the six months ended December 31, 2001, from $1.7 million for the six months ended December 31, 2000. The decrease resulted from a 388 basis point decrease

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
--------------------------------------------------------------------------------
Operations
----------

in the yield on interest-earning deposits to 2.84%, from 6.64%, as a result of the drop in market interest rates. This was partially offset by an increase of $11.4 million, or 21.9%, in the average balance of interest-earning deposits to $63.2 million, from $51.8 million.

Interest Expense. Interest expense on deposits decreased $983,000, or 17.5%, to $4.6 million for the six months ended December 31, 2001, from $5.6 million for the six months ended December 31, 2000. Interest expense on time deposits decreased $814,000, or 17.9%, to $3.7 million, from $4.5 million, as a result of the decrease in the average cost of time deposits to 4.10%, from 5.22%, partially offset by a $7.8 million increase in the average balance of time deposits to $181.8 million, from $174.0 million. Interest expense on passbook savings accounts decreased $82,000, or 11.8%, to $615,000, from $697,000, primarily as a result of the decline in the average cost of passbook savings to 2.35%, from 2.61%. Interest expense on money market accounts decreased $36,000, or 26.7%, to $99,000, from $135,000, primarily as the result of the decline in the average cost of money market accounts to 2.16%, from 2.97%. Interest expense on NOW accounts decreased $51,000, or 22.4%, to $177,000, from $228,000, primarily as the result of the decline in the average cost of NOW accounts to 1.45%, from 1.96%.

Net Interest Income. Net interest income increased by $855,000, or 18.4%, to $5.5 million for the six months ended December 31, 2001, from $4.6 million for the same period in 2000. The net interest rate spread decreased during the period as the result of the drop in market interest rates, but was offset by the increase in net interest margin resulting from the increase in interest-earning assets from investment of the proceeds from the mutual-to-stock conversion. The net interest rate spread decreased 24 basis points to 2.45%, from 2.69%, while the net interest margin increased three basis points to 3.21%, from 3.18%. The ratio of average interest-earning assets to average interest-bearing liabilities improved to 128.2% for the six months ended December 31, 2001, from 112.8% for the same period last year.

Provision for Loan Losses. Management made no provision for loan losses for the six months ended December 31, 2001, compared to a provision of $39,000 for the six months ended December 31, 2000. Management believes that the allowance for loan losses at December 31, 2001 was adequate.

Non-interest Income. Non-interest income increased $122,000, or 10.7%, to $1.3 million for the six months ended December 31, 2001, from $1.1 million for the same period in 2000. The increase was primarily attributable to insurance commissions at the Bank's insurance subsidiary. Insurance commissions increased $113,000, or 12.2%, to $1.0 million in 2001, compared to $925,000 in 2000.

Non-interest Expense. Total non-interest expense increased $214,000, or 5.6%, to $4.0 million for the six months ended December 31, 2001, from $3.8 million for the six months ended December 31, 2000. The primary causes for the increase were a $102,000, or 3.8% increase in salaries and employee benefits, which included a $63,000 expense for the Company's RRP, and an $90,000, or 12.2% increase in other expenses, both related to the increased costs of operating as a publicly traded company. The annualized ratio of non-interest expense to average assets improved to 2.27% in 2001, compared to 2.51% in 2000, while the Company's efficiency ratio improved to 59.3% for the current six month period, from 65.6% for the same period last year.

Provision for Income Taxes. The provision for income taxes increased to $1.8 million, or 34.6% of income before income taxes for the six months ended December 31, 2001, from $1.3 million, or 34.4% for the six months ended December 31, 2000.

Quantitative and Qualitative Disclosures about Market Risks
--------------------------------------------------------------------------------

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

The table below sets forth, as of September 30, 2001 (the most recent date available), the estimated changes in the Bank's NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve.

                                                                  Net Portfolio Value as a % of
                                   Net Portfolio Value              Present Value of Assets
                   -------------------------------------------- --------------------------------
    Change in
    Interest
      Rates            Estimated          Amount of                                  Percent
  (basis points)          NPV              Change      Percent   NPV Ratio           Change
------------------------------------------------------------------------------------------------
                              (in thousands)
     +300 bp          $  58,121         $ (13,657)      (19)%       16.28%             (15)%
     +200                62,778             (9,000)     (13)        17.31              (10)
     +100                67,575             (4,204)      (6)        18.38               (5)
        0                71,778                 --                  19.26               --
    - 100                73,722              1,944        3         19.64                2
    - 200                74,585              2,806        4         19.78                3
    - 300                    --                 --        --           --
------------------------------------------------------------------------------------------------


For the September 30, 2001 reporting cycle the OTS suppressed all model outputs associated with the -300 basis point scenario because of the abnormally low prevailing interest rate environment.

Part II - Other Information

Item 1. Legal Proceedings

            The Company and the Bank are not engaged in any legal proceedings of a material nature at the present time.

Item 2. Changes in Securities

            Not applicable.

Item 3. Defaults Upon Senior Securities

            Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Stockholders of the Company was held at the main office of Chesterfield Financial Corp., 10801 South Western Avenue, Chicago, Illinois, on Tuesday, November 20, 2001 at 12:00 noon local time, pursuant to due notice. According to the certified list of stockholders, which was presented at the Annual Meeting, there were 4,304,738 outstanding votes entitled to be cast at the Annual Meeting, of which 2,152,370 represented a majority. There were present at the Annual Meeting in person or by proxy the holders of 3,725,167 votes, said votes constituting a majority and more than a quorum of the outstanding votes entitled to be cast.

            Proposal No. 1 - Election of Directors

            The election of David M. Steadman and Donald D. Walters each to serve as directors for terms of three years and until their successors have been elected and qualified. 3,376,268 votes were cast for David M. Steadman and 3,232,993 votes were cast for Donald
            D. Walters.

            Proposal No. 2 - Approval of Chesterfield Financial Corp. 2001 Stock Option Plan

            A total of 2,519,644 votes were cast for the Chesterfield Financial Corp. 2001 Stock Option Plan, representing 67.6% of votes present in person or by proxy, and 58.5% of votes eligible to be cast. A total of 228,341 votes were cast against the Plan, representing 6.1% of votes present in person or by proxy, and 5.3% of votes eligible to be cast.

            Proposal No. 3 - Approval of Chesterfield Financial Corp. 2001 Recognition and Retention Plan

            A total of 2,461,032 votes were cast for the Chesterfield Financial Corp. 2001 Recognition and Retention Plan, representing 66.1% of the votes present in person or by proxy, and 57.2% of votes eligible to be cast. A total of 286,627 votes were cast against the Plan, representing 7.7% of votes present in person or by proxy, and 6.7% of votes eligible to be cast.

            Proposal No. 4 - Ratification of Crowe, Chizek and Company, LLP as Auditors

            The appointment of Crowe, Chizek and Company, LLP as auditors for the Company for the fiscal year ending June 30, 2002, was ratified by 3,635,365 votes cast for ratification, representing 97.6% of the votes present in person or by proxy.

            Accordingly, each nominee for director having received a favorable vote of a plurality of the votes cast at the Annual Meeting and Proposals 2, 3 and 4 having received a favorable vote of at least a majority of the Company's outstanding votes present in person or by proxy to be cast at the Annual Meeting, each of the propositions described above was declared to be duly approved by the stockholders of the Company.

Item 5. Other Information

            Not applicable

Item 6. Exhibits and Reports on Form 8-K

            (a)    Exhibits
                       None.

            (b)    Reports on Form 8-K
                       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Chesterfield Financial Corp.


Dated:  February 08, 2002          /s/ MICHAEL E. DEHAAN
                                   ---------------------------
                                   Michael E. DeHaan
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Dated: February 08, 2002           /s/ KAREN M. WIRTH
                                   ---------------------------
                                   Karen M. Wirth
                                   Treasurer
                                   (Principal Financial and Accounting Officer)