Form 10-Q
period 2002-03-31
CHESTERFIELD FINANCIAL CORP
filed 2002-05-13
CIK 1132515

--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002


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

               (1)Yes  x   No
               (2)Yes  x   No

        The number of shares outstanding of each of the issuer's classes of common stock was 4,144,785 shares of common stock, par value $.01, outstanding as of May 10, 2002.


--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                                    FORM 10-Q


                                      Index

Part I.    Financial Information                                         Page(s)

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheets as of
               March 31, 2002 and June 30, 2001 (unaudited)                    1

              Consolidated Condensed Statements of Income for the three
               and the nine months ended March 31, 2002 and 2001 (unaudited)   2

              Consolidated Condensed Statements of Stockholders' Equity
               for the nine months ended March 31, 2002 and 2001 (unaudited)   3

              Consolidated Condensed Statements of Cash Flows for the nine
               months ended March 31, 2002 and 2001 (unaudited)                4

              Notes to Consolidated Condensed Financial Statements
               (unaudited)                                                   5-6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and  Results of Operations                         7-11

Item 3.    Quantitative and Qualitative Disclosures about Market Risks        12



Part II.   Other Information

Item 1.    Legal Proceedings                                                  13

Item 2.    Changes in Securities                                              13

Item 3.    Defaults upon Senior Securities                                    13

Item 4.    Submission of Matters to a Vote of Security Holders                13

Item 5.    Other Information                                                  13

Item 6.    Exhibits and Reports on Form 8-K                                   13

           Signature Page                                                     14

CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)
Dollars in thousands

                                                                          March 31,          June 30,
Assets                                                                      2002               2001
                                                                   -----------------------------------
Cash and due from financial institutions                                     7,717        $    4,605
Interest-earning deposits                                                   94,477            60,816
Federal funds sold                                                           3,300             1,500
                                                                   -----------------------------------
Cash and cash equivalents                                                  105,494            66,921
Securities available-for-sale                                               12,483            13,405
Securities held to maturity, at amortized cost (approximate fair value of $57,888 at March 31, 2002 and $95,593 at June 30,
    2001)                                                                   58,187            94,846
Loans receivable, net of allowance for loan losses of $1,576 at
    March 31, 2002 and $1,573 at June 30, 2001                             166,206           161,203
Federal Home Loan Bank stock                                                17,131             1,733
Premises and equipment                                                       2,620             2,816
Accrued interest receivable and other assets                                 3,649             3,386
                                                                   -----------------------------------

Total assets                                                            $  365,770        $  344,310
                                                                   ===================================

Liabilities and Stockholders' Equity

Liabilities
Deposits                                                                $  277,272        $  260,658
Advance payments by borrowers for taxes and insurance                        1,655             2,778
Accrued expenses and other liabilities                                      10,106             4,321
                                                                   -----------------------------------

Total liabilities                                                          289,033           267,757


Stockholders' equity

Preferred stock, $.01 par value per share, 1,000,000 shares
    authorized, no shares issued and outstanding                                 -                 -
Common stock, $.01 par value per share, 7,000,000 shares
    authorized; 4,304,738 shares issued; 4,144,785 and 4,304,738
    outstanding at March 31, 2002 and June 30, 2001                             43                43
Additional paid in capital                                                  42,106            41,999
Retained earnings                                                           40,344            37,827
Unearned Employee Stock Ownership Plan shares                               (3,115)           (3,293)
Unearned Recognition and Retention Plan shares                              (2,640)                -
Accumulated other comprehensive loss                                            (1)              (23)
                                                                   -----------------------------------

Total stockholders' equity                                                  76,737            76,553
                                                                   -----------------------------------

Total liabilities and stockholders' equity                              $ 365,770         $  344,310
                                                                   ===================================

See accompanying notes to unaudited consolidated condensed financial statements.

CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

                                                           For the three months    For the nine months
                                                             ended March 31,         ended March 31,
                                                            2002        2001         2002        2001
                                                          -----------------------------------------------
Interest income and dividend income
Loans, including fees                                      $ 2,890     $ 2,947      $ 8,835     $ 8,874
Securities                                                   1,063       1,247        3,898       3,672
Interest-earning deposits                                      337         691        1,236       2,413
Federal Home Loan Bank stock dividends                         211          29          581          94
Other interest income                                           18          47           87         154
                                                          -----------------------------------------------
Total interest and dividend income                           4,519       4,961       14,637      15,207
Interest expense on deposits                                 1,769       2,704        6,388       8,307
                                                          -----------------------------------------------
Net interest income before provision for loan losses         2,750       2,257        8,249       6,900
Provision for loan losses                                        -          17            -          56
                                                          -----------------------------------------------
Net interest income after provision for loan losses          2,750       2,240        8,249       6,844

Non-interest income
Insurance commissions                                          481         486        1,519       1,411
Service charges on deposit accounts                             71          71          222         219
Other                                                           33          30          102          94
                                                          -----------------------------------------------
Total non-interest income                                      585         587        1,843       1,724

Non-interest expense
Salaries and employee benefits                               1,277       1,074        3,570       3,265
Occupancy                                                      189         192          589         591
Equipment                                                      223         122          490         374
Data processing                                                 83          79          245         234
Federal deposit insurance                                       34          30           94          91
Other                                                          419         328        1,244       1,063
                                                          -----------------------------------------------
Total non-interest expense                                   2,225       1,825        6,232       5,618
                                                          -----------------------------------------------

Income before income taxes                                   1,110       1,002        3,860       2,950
Income tax expense                                             392         351        1,343       1,021
                                                          -----------------------------------------------
Net income                                                   $ 718       $ 651      $ 2,517     $ 1,929
                                                          ===============================================
Basic earnings per share                                     $0.19         N/A       $ 0.64         N/A
Diluted earnings per share                                   $0.19         N/A       $ 0.64         N/A
Comprehensive income                                         $ 710         651        2,539       1,929


See accompanying notes to unaudited consolidated condensed financial statement.

CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited) Nine months ended March 31, 2002 and 2001 Dollars in thousands

                                                                                                        Accumulated
                                                   Additional                Unearned     Unearned         Other          Total
                                        Common      Paid-in      Retained      ESOP         RRP        Comprehensive   Stockholders'
                                         Stock      Capital      Earnings     Shares       Shares      Income (Loss)     Equity
                                       --------------------------------------------------------------------------------------------
Balance at July 1, 2000                $    -     $        -   $   35,155  $       -  $          -  $          -     $      35,155
Net income                                  -              -        1,929          -             -             -             1,929
                                       --------------------------------------------------------------------------------------------
Balance at March 31, 2001              $    -     $        -   $   37,084  $       -  $          -  $          -     $      37,084
                                       ============================================================================================


Balance at July 1, 2001                $    43    $    41,999  $   37,827  $  (3,293) $          -  $        (23)    $      76,553
Comprehensive income
   Net income                                                       2,517                                                    2,517
   Unrealized gain on securities
     Available for sale, net                                                                                  22                22
                                                                                                                     --------------
   Total comprehensive income                                                                                                2,539
Grant of shares under RRP:
   172,189 shares granted from
     treasury stock                                                                         (2,842)                         (2,842)
Amortization of RRP                                                                            202                             202
ESOP shares committed to be released:
   17,799 shares                                          107                   178                                            285
                                       --------------------------------------------------------------------------------------------
Balance at March 31, 2002              $    43    $    42,106  $   40,344  $ (3,115)  $    (2,640)  $         (1)    $      76,737
                                       ============================================================================================


See accompanying notes to unaudited consolidated condensed financial statements.

CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

                                                                                 Nine months ended
                                                                                     March 31,
                                                                              ------------------------
                                                                                   2002         2001
                                                                              ------------------------

Cash flows from operating activities:
Net income                                                                    $   2,517     $  1,929
Adjustments to reconcile net income to net cash from operating activities:
   Provision for loan losses                                                          -           56
   Depreciation                                                                     422          317
   Net amortization of securities                                                    (3)          (2)
   Amortization of intangibles                                                       59           66
   ESOP compensation expense                                                        285            -
   RRP compensation expense                                                         202            -
   Federal Home Loan Bank stock dividends                                          (398)         (94)
   Net change in:
     Deferred loan origination fees                                                  20          (66)
     Accrued interest receivable and other assets                                  (334)        (152)
     Accrued expenses and other liabilities                                         785          210
                                                                              ------------------------
Net cash from operating activities                                                3,555        2,264
                                                                              ------------------------

Cash flows from investing activities: Activity in held-to-maturity securities:
      Maturities, calls and payments                                             76,660       42,575
      Purchases                                                                 (35,000)     (50,025)
   Activity in available-for-sale securities:
      Payments                                                                      958            -
   Purchase of Federal Home Loan Bank stock                                     (15,000)           -
   Loan originations and payments, net                                           (5,023)       2,342
   Additions to premises and equipment                                             (226)        (317)
                                                                              ------------------------
Net cash from investing activities                                               22,369       (5,425)
                                                                              ------------------------

Cash flows from financing activities:
   Net change in deposits                                                        16,614       (2,238)
   Net change in advance payments by borrowers for taxes and insurance           (1,123)      (1,093)
   Purchase of treasury stock                                                    (2,842)           -
                                                                              ------------------------
Net cash from financing activities                                               12,649       (3,331)
                                                                              ------------------------

Net change in cash and cash equivalents                                          38,573       (6,492)
Cash and cash equivalents at beginning of period                                 66,921       66,955
                                                                              ------------------------
Cash and cash equivalents at end of period                                     $105,494     $ 60,463
                                                                              ========================
Supplemental disclosures of cash flow information:
                                                                               $  5,000     $      -
Due to brokers for securities transactions

See accompanying notes to unaudited consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements (unaudited)
--------------------------------------------------------------------------------

(1)     Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three and nine months ended March 31, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2002.

Chesterfield Financial Corp. (the "Company") is a Delaware corporation that was organized in January 2001 at the direction of the Board of Directors of Chesterfield Federal Savings and Loan Association (the "Bank") for the purpose of owning all of the outstanding capital stock of the Bank following the completion of the Bank's mutual-to-stock conversion. The Company sold 4,304,738 shares of its common stock in a public offering to eligible depositors and members of the general public (the "Offering"), which was completed on May 2, 2001. Prior to that date, the Company had no assets or liabilities. Accordingly, the accompanying unaudited consolidated condensed financial statements for the three and nine months ended March 31, 2001 represent only the accounts of the Bank and its wholly owned subsidiary, Chesterfield Insurance Services, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of March 31, 2002, the Bank met the capital adequacy requirements to which it is subject. The Bank's tangible equity ratio at March 31, 2002 was 15.71%. The Tier 1 capital ratio was 15.71%, the Tier 1 risk-based capital ratio was 40.59%, and the total risk-based capital ratio was 41.49%.

The most recent notification from the federal banking agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that have changed the Bank's category.

(3)     Commitments and Contingencies

At March 31, 2002, the Company had outstanding commitments to make loans of $4.5 million and unused lines of credit outstanding of $18.5 million. The Company also had a commitment to purchase securities of $5.0 million at March 31, 2002. At June 30, 2001, the Bank had outstanding commitments to make loans of $5.3 million and unused lines of credit outstanding of $16.2 million.

(4)     Earnings Per Share

Basic earnings per share for the three and nine months ended March 31, 2002 is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, which were 3,846,381 and

3,927,399, respectively. Unearned Employee Stock Ownership Plan ("ESOP") shares are not considered outstanding for the calculation. Diluted earnings per share for the three and nine months ended March 31, 2002 is computed by dividing net income by the weighted average number of shares of common stock outstanding and additional shares issuable under stock option and stock grant plans for the period, which were 3,871,930 and 3,936,684, respectively. Basic and diluted earnings per share data is not presented for the three and nine months ended March 31, 2001, since the Company had no stock outstanding as of that date.

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

Another new accounting pronouncement becomes effective July 1, 2002, that addresses financial accounting and reporting for the impairment of long-lived assets and long-lived assets due for disposal. The Company does not expect this new accounting pronouncement to have any effect on the financial statements.

Management's Discussion and Analysis of Financial Condition and
Results of Operations


General

The Company's results of operations depend primarily on its net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, securities and interest-earning deposits with other financial institutions, and the interest we pay on our interest-bearing liabilities, primarily savings accounts and time deposits. Provisions for loan losses, non-interest income, and non-interest expense also affect our results of operations. Non-interest income consists primarily of insurance commissions and service charges on deposit accounts. Non-interest expense consists primarily of salaries and employee benefits, occupancy, equipment, data processing and deposit insurance premiums. Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, governmental policies and actions of regulatory authorities.

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

Liquidity

The Company and Bank's liquidity management objective is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the ability to meet deposit withdrawals on demand or at contractual maturity, and to fund new loans and investments as opportunities arise. The Bank's primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and cash flows generated by investments. External sources of funds primarily consist of increases in deposits. Federal regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. The Bank believes it was in compliance with Office of Thrift Supervision ("OTS') liquidity requirements at March 31, 2002.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, was $3.6 million for the nine months ended March 31, 2002. Investing activities provided $22.4 million for the nine months ended Match 31, 2002. Loan originations exceeded principal payments received by $5.0. Maturities, calls and payments on securities totaled $77.6 million, while purchases of new securities amounted to $35.0 million. The Company also invested $15.0 million in Federal Home Loan Bank ("FHLB") stock during the nine months ended March 31, 2002. Net cash provided by financing activities amounted to $12.6 million for the nine months ended March 31, 2002. The Bank's deposits increased by $16.6 million during the nine months ended March 31, 2002. The Company purchased 172,189 shares of its common stock for $2.8 million, or an average price of $16.50 per share, which has been designated for awards under the 2001 Recognition and Retention Plan ("RRP") approved by stockholders at the Company's first annual meeting on November 20, 2001.

At March 31, 2002, the Bank had outstanding commitments to make loans of $4.5 million and unused lines of credit outstanding of $18.5 million. The Company also had a commitment to purchase securities of $5.0 million at March 31, 2002. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from March 31, 2002 totaled $161.3 million. Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Bank.

Changes in Financial Condition

At March 31, 2002, total assets were $365.8 million, up $21.5 million, or 6.2%, from $344.3 million at June 30, 2001. Loans receivable at March 31, 2002, were $166.2 million, up $5.0, or 3.1%, from $161.2 million at June 30, 2001.
Securities held-to-maturity decreased $36.6 million, or 38.6%, to $58.2 million at March 31, 2002, from $94.8 million at June 30, 2001. The decrease resulted primarily from securities that were called or matured, and the proceeds temporarily deposited into interest-earning accounts. The Company's investment in FHLB stock increased $15.4 million, to $17.1 million as of March 31, 2002, compared to $1.7 million as of June 30, 2001.

Total deposits at March 31, 2002, were $277.3 million, up $16.6 million, or 6.4%, from $260.7 million at June 30, 2001. Management believes the increase in deposits resulted primarily from an increased number of people moving funds previously invested in the equity markets due to the volatility in the equity markets. Accrued expenses and other liabilities increased $5.8 million, or 134.9%, to $10.1 million at March 31, 2002, compared to $4.3 million at June 30, 2001, primarily due to a $5.0 million increase in amount due brokers for securities purchased in March 2002, which settle in April 2002.

Total stockholders' equity as of March 31, 2002, was $76.7 million, or 21.0% of total assets, compared to $76.6 million, or 22.2% of total assets at June 30, 2001. The Company repurchased 172,189 shares of its stock at an average price of $16.50, which were designated for the RRP, and resulted in a $2.8 decrease in stockholders' equity. At March 31, 2002, there were 4,144,785 shares of common stock outstanding with a book value of $18.51 per share.

Asset Quality

Asset quality at the Company continues to remain strong. The Company's non-performing loans remained extremely low at $2,500 at March 31, 2002, compared to $3,000 as of June 30, 2001. The allowance for loan losses to net loans receivable was 0.95% as of March 31, 2002 compared to 0.98% as of June 30, 2001. During the quarter ended March 31, 2002, the Company recorded recoveries on previously charged-off loans of $1,570 and recorded no charge-offs. During the nine months ended March 31, 2002, the Company recorded recoveries on previously charged-off loans of $2,400 and recorded no charge-offs.

Operating Results for the Three Months Ended March 31, 2002 and 2001

General. The Company reported net income of $718,000, or $0.19 diluted earnings per share for the quarter ended March 31, 2002. Net income for the quarter was 10.3% higher than net income of $651,000 for the quarter ended March 31, 2001. The Company's return on average assets for the quarter ended March 31, 2002, was 0.80%, compared to 0.86% for the quarter ended March 31, 2001. The reduced return on assets in 2002 was primarily due to the $90,000 reserve for impairment of computers recognized in the third quarter. Investment of proceeds from the Offering offset part of the loss reserve, while the related increase in average equity resulted in a decrease in return on equity to 3.79% for the three months ended March 31, 2002, compared to 7.08% for the same period last year.

Interest Income. Total interest income decreased by $442,000, or 8.9%, to $4.5 million for the quarter ended March 31, 2002, from $5.0 million for the quarter ended March 31, 2001. An increase in average interest-earning assets of $56.8 million, to $348.7 million for the quarter ended March 31, 2002, from $291.9 million for the quarter ended March 31, 2001, was offset by a decrease in yield on interest-earning assets to 5.18% for the quarter ended March 31, 2002, from 6.80% for the same quarter last year, primarily because of the general decline in market interest rates.

Interest and fees on loans remained approximately constant at $2.9 million for the three months ended March 31, 2002 and 2001. The average yield on the loan portfolio decreased 56 basis points to 7.04% from 7.60%. The decrease in yield was offset by an increase in the average balance of loans of $9.1 million, or 5.9%, to $164.3 million in 2002, from $155.2 million in 2001.

Interest on securities decreased $184,000, or 14.8%, to $1.1 million for the three months ended March 31, 2002, from $1.2 million for the three months ended March 31, 2001. The decrease resulted primarily from a 93 basis point decrease in the average return on securities to 5.18% in 2002, from 6.11% in 2001. FHLB stock dividends increased $182,000, to $211,000 for the three months ended March 31, 2002, from $29,000 for the three months ended March 31, 2000, as a result of a $15.4 million increase in the average balance of FHLB stock. The increases in average balances of securities and FHLB stock was primarily the result of management's investment of funds received from the Offering.

Interest on interest-earning deposits decreased $354,000, to $337,000 for the three months ended March 31, 2002, from $691,000 for the three months ended March 31, 2001. The decrease resulted from a 379 basis point decrease in the yield on interest-earning deposits to 1.66%, from 5.45%, as a result of the sharp drop in rates paid for short-term deposits. This was partially offset by a $30.6 million increase in the average balance of interest-earning deposits, to $81.3 million, from $50.7 million, resulting from securities that were called or matured, with the proceeds temporarily deposited into interest-earning accounts.

Interest Expense. Interest expense on deposits decreased $935,000, or 34.6%, to $1.8 million for the three months ended March 31, 2002, from $2.7 million for the three months ended March 31, 2001. The decrease was primarily attributable to the general decline in market interest rates, with the average cost of funds decreasing to 2.57% for the current period, from 4.19% for the same period last year, offset to some extent by a $16.6 million increase in the average balance of deposits.

Interest expense on time deposits decreased $795,000, or 35.5%, to $1.4 million, from $2.2 million, as a result of the decrease in the average cost of time deposits to 3.16%, from 5.21%, partially offset by a $10.8 million increase in the average balance of time deposits to $184.5 million, from $173.8 million. Interest expense on passbook savings accounts decreased $91,000, or 30.2%, to $210,000, from $301,000, primarily as the result of a decline in the average cost of passbook savings to 1.48%, from 2.21%. Interest expense on money market accounts decreased $23,000, or 37.7%, to $38,000, from $61,000, primarily as a result of the decline in the average cost of money market accounts to 1.57%, from 2.67%. Interest expense on NOW accounts decreased $26,000, or 25.0%, to $78,000, from $104,000, primarily as a result of the decline in the average cost of NOW accounts to 1.20%, from 1.81%.

Net Interest Income. Net interest income increased by $493,000, or 21.8%, to $2.8 million for the quarter ended March 31, 2002, from $2.3 million for the same period in 2001. The net interest rate spread stayed the same and the net interest margin increased as a result of the increase in interest-earning assets from investment of the proceeds from the Offering. The net interest rate spread stayed at 2.61%, while the net interest margin increased six basis points to 3.15%, from 3.09%. The ratio of average interest-earning assets to average interest-bearing liabilities improved to 126.8% for the quarter in 2002, from 113.0% for the same period in 2001.

Provision for Loan Losses. Management made no provision for loan losses for the three months ended March 31, 2002, compared to a provision of $17,000 for the three months ended March 31, 2001. The allowance for loan losses declined three basis points to 0.95% of net loans receivable as of March 31, 2002, from 0.98% at June 30, 2001. The level of non-performing loans at the Bank remained low at $2,500 as of March 31, 2002 compared with $3,100 as of

June 30, 2001. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates. Management believes that the allowance for loan losses at March 31, 2002 was adequate.

Non-interest Income. Non-interest income decreased $2,000, to $585,000 for the quarter ended March 31, 2002, from $587,000 for the same period in 2001. The decrease was primarily attributable to a decrease in insurance commissions at the Bank's insurance subsidiary. Insurance commissions decreased $5,000 to $481,000 in 2002, compared to $486,000 in 2001.

Non-interest Expense. Total non-interest expense increased $400,000, or 21.9%, to $2.2 million for the quarter ended March 31, 2002, from $1.8 million for the quarter ended March 31, 2001. The primary causes for the increase were a $203,000, or 18.9% increase in salaries and employee benefits, which included a $139,000 expense for the Company's RRP, and a $91,000, or 27.7% increase in other expenses, which included a $55,000 increase in administrative expenses attributable to the Company. Equipment expense increased $101,000, or 82.8%, to $223,000 in 2002, compared to $122,000 in 2001, primarily because of a $90,000 increase in depreciation expense related to a change in estimate of the depreciable lives of computers. The computers are being replaced earlier than expected because they will not support rapidly improving software being provided by the Bank's outside data processing service. The annualized ratio of non-interest expense to average assets increased to 2.47% in 2002, compared to 2.42% in 2001, while the Company's efficiency ratio was 66.7% for the current quarter, compared to 64.2% for the same period last year.

Provision for Income Taxes. The provision for income taxes of $392,000 for the quarter ended March 31, 2002, resulted in an effective tax rate of 35.3%, compared to $351,000 and 35.0% for the three months ended March 31, 2001.

Results of Operations for the Nine Months Ended March 31, 2002 and 2001

General. Net income for the nine months ended March 31, 2002, was $2.5 million, or $0.64 diluted earnings per share, compared to net income of $1.9 million for the nine months ended March 31, 2001. The Company's return on average assets for the nine months ended March 31, 2002, was 0.94%, compared to 0.85% for the same period last year. The improved return on assets in 2002 was primarily due to investment of proceeds from the Offering, while the related increase in average equity resulted in a decrease in return on equity to 4.39% for the nine months ended March 31, 2002, compared to 7.11% for the same period last year.

Interest Income. Total interest income decreased by $570,000, or 3.7%, to $14.6 million for the nine months ended March 31, 2002, from $15.2 million for the nine months ended March 31, 2001. An increase in average interest earning assets of $53.4 million, to $345.6 million for the nine months ended March 31, 2002, from $292.3 million for the nine months ended March 31,2001, was offset by a decrease in yield on interest earning assets to 5.65% for the nine months ended March 31, 2002, from 6.94% for the same period last year, because of the general decline in market interest rates.

Interest and fees on loans remained approximately constant at $8.8 million for the nine months ended March 31, 2002 and 2001. The average yield on the loan portfolio decreased 37 basis points to 7.24%, from 7.61%. The decrease in yield was offset by an increase in the average balance of loans of $7.2 million, or 4.6%, to $162.8 million from $155.6 million.

Interest on securities increased $226,000, or 6.2%, to $3.9 million for the nine months ended March 31, 2002, from $3.7 million for the nine months ended March 31, 2001. The increase resulted from a $14.0 million, or 17.4% increase in the average balance of securities to $94.5 million, from $80.5 million. FHLB stock dividends increased $487,000, to $581,000 for the nine months ended March 31, 2002, from $94,000 for the nine months ended March 31, 2001, as a result of a $12.3 million increase in the average balance of FHLB stock. The increases in average balances of securities and FHLB stock was primarily the result of management's investment of funds received from the Offering.

Interest on interest-earning deposits decreased $1.2 million, or 48.8%, to $1.2 for the nine months ended March 31, 2002, from $2.4 million for the nine months ended March 31, 2001. The decrease resulted from a 382 basis point decrease in the yield on interest-earning deposits to 2.36%, from 6.18%, as a result of the sharp drop in rates paid for short-term deposits. This was partially offset by a $17.6 million increase in the average balance of interest-earning deposits, to $69.7 million, from $52.1 million, resulting from securities that were called or matured, and the proceeds temporarily deposited into interest-earning accounts.

Interest Expense. Interest expense on deposits decreased $1.9 million, or 23.1%, to $6.4 million for the nine months ended March 31, 2002, from $8.3 million for the nine months ended March 31, 2001. The decrease was primarily attributable to the general decline in market interest rates, with the average cost of funds decreasing to 3.15% for the current period, from 4.29% for the same period last year.

Interest expense on time deposits decreased $1.6 million, or 23.7%, to $5.2 million, from $6.8 million, as a result of the decrease in the average cost of time deposits to 3.81%, from 5.25%, partially offset by a $8.8 million increase in the average balance of time deposits to $182.9 million, from $174.1 million. Interest expense on passbook savings accounts decreased $173,000, or 17.3%, to $826,000, from $999,000, primarily as a result of the decline in the average cost of passbook savings to 2.01%, from 2.43%. Interest expense on money market accounts decreased $60,000, or 30.6%, to $136,000, from $196,000, primarily as the result of the decline in the average cost of money market accounts to 1.94%, from 2.88%. Interest expense on NOW accounts decreased $77,000, or 23.2%, to $255,000, from $332,000, primarily as the result of the decline in the average cost of NOW accounts to 1.36%, from 1.92%.

Net Interest Income. Net interest income increased by $1.3 million, or 19.6%, to $8.2 million for the nine months ended March 31, 2002, from $6.9 million for the same period in 2001. The net interest rate spread decreased during the period as the result of the drop in market interest rates, but was offset by the increase in net interest margin resulting from the increase in interest-earning assets from investment of the proceeds from the Offering. The net interest rate spread decreased 16 basis points to 2.49%, from 2.65%, while the net interest margin increased three basis points to 3.18%, from 3.15%. The ratio of average interest-earning assets to average interest-bearing liabilities improved to127.9% for the nine months ended March 31, 2002, from 112.7% for the same period last year.

Provision for Loan Losses. Management made no provision for loan losses for the nine months ended March 31, 2002, compared to a provision of $56,000 for the nine months ended March 31, 2001. Management believes that the allowance for loan losses at March 31, 2002, was adequate.

Non-interest Income. Non-interest income increased $119,000, or 6.9%, to $1.8 million for the nine months ended March 31, 2002, from $1.7 million for the same period in 2001. The increase was primarily attributable to insurance commissions at the Bank's insurance subsidiary. Insurance commissions increased $108,000, or 7.7%, to $1.5 million in 2002, compared to $1.4 million in 2001.

Non-interest Expense. Total non-interest expense increased $614,000, or 10.9%, to $6.2 million for the nine months ended March 31, 2002, from $5.6 million for the nine months ended March 31, 2001. The primary causes for the increase were a $305,000, or 9.3% increase in salaries and employee benefits, which included a $202,000 expense for the Company's RRP, and a $181,000, or 17.0% increase in other expenses, which included a $111,000 increase in administrative expenses attributable to the Company. Equipment expense increased $116,000, or 31.0%, to $490,000 in 2002, compared to $374,000 in 2001, primarily because of the $90,000 increase in depreciation expense related to a change in estimate of the depreciable lives of computers. The annualized ratio of non-interest expense to average assets improved to 2.33% in 2002, compared to 2.48% in 2001, while the Company's efficiency ratio improved to 61.8% for the current nine month period, from 65.1% for the same period last year.

Provision for Income Taxes. The provision for income taxes of $1.3 million for the nine months ended March 31, 2002, resulted in an effective tax rate of 34.8%, compared to $1.0 million and 34.6% for the same period last year.

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

The table below sets forth, as of December 31, 2001 (the most recent date available), the estimated changes in the Bank's NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve.

                                                     Net Portfolio Value as a %
                            Net Portfolio Value      of Present Value of Assets
                 ---------------------------------- ----------------------------
   Change in
Interest Rates     Estimated  Amount of     Percent    NPV Ratio      Percent
(basis points)       NPV       Change                                 Change
--------------------------------------------------------------------------------
                                   (in thousands)
    +300 bp      $  56,303    $(15,549)     (22)%      15.54%         (18)%
    +200            61,234     (10,618)     (15)       16.66          (12)
    +100            66,474      (5,377)      (7)       17.81           (6)
       0            71,852           -        -        18.96            -
    -100            75,142       3,291        5        19.64            3
    -200                 -           -        -            -            -
    -300                 -           -        -            -            -
--------------------------------------------------------------------------------

For the December 31, 2001 reporting cycle the OTS suppressed all model outputs associated with the -200 basis point and -300 basis point scenarios because of the abnormally low prevailing interest rate environment.

Part II - Other Information

Item 1.  Legal Proceedings

             The Company and the Bank are not engaged in any legal proceedings of a material nature at the present time.

Item 2.  Changes in Securities

             Not applicable.

Item 3.  Defaults Upon Senior Securities

             Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

             Not applicable.

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


                                           Chesterfield Financial Corp.


Dated:  May 10, 2002                       /s/ MICHAEL E. DEHAAN
                                           --------------------------
                                           Michael E. DeHaan
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Dated:  May 10, 2002                       /s/ KAREN M. WIRTH
                                           --------------------------
                                           Karen M. Wirth
                                           Treasurer
                                           (Principal Financial and Accounting
                                            Officer)