Form 10-K
period 2002-06-30
CHESTERFIELD FINANCIAL CORP
filed 2002-09-26
CIK 1132515

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the Fiscal Year Ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transaction period from ___________ to ___________


                         Commission File Number: 0-32589


                          CHESTERFIELD FINANCIAL CORP.
           ----------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



           Delaware                                      36-4441126
 -------------------------------               ---------------------------------
(State or Other Jurisdiction of                (I.R.S. Employer Identification
Incorporation or Organization)                  Number)


               10801 South Western Avenue, Chicago, Illinois  60643
              ---------------------------------------------------------
               (Address of Principal Executive Office)      (Zip Code)


                                 (773) 239-6000
                                 --------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     As of August 31, 2002, there were issued and outstanding 3,928,295 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of August 31, 2002 was $71.3 million.


                       DOCUMENTS INCORPORATED BY REFERENCE

   1. Proxy Statement for the 2002 Annual Meeting of Stockholders (Part III)

                                     PART I
                                     ------

ITEM 1. Business
----------------

Chesterfield Financial Corp.

            Chesterfield Financial Corp. was organized at the direction of the Board of Directors of Chesterfield Federal Savings and Loan Association of Chicago ("Chesterfield Federal") for the purpose of acting as the stock holding company of Chesterfield Federal. Chesterfield Financial's assets consist primarily of the outstanding capital stock of Chesterfield Federal and cash and investments of $14.3 million, representing a portion of the net proceeds from Chesterfield Financial's stock offering completed May 2, 2001. At June 30, 2002, 4,088,495 shares of Chesterfield Financial's common stock, par value $0.01 per share, were held by the public. Chesterfield Financial's principal business is overseeing and directing the business of Chesterfield Federal and investing the net stock offering proceeds retained by it. At June 30, 2002, Chesterfield Financial had total consolidated assets of $363.3 million, total deposits of $278.1 million and shareholders' equity of $76.7 million.

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

Competition

            We face significant competition in both originating loans and attracting deposits. The Chicago metropolitan area has a high concentration of financial institutions, most of which are significantly larger institutions that have greater financial resources than we do, and all of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks, and mortgage banking companies, credit unions, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as mutual funds, securities and brokerage firms and insurance companies. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms and insurance companies, has increased the competitive environment in which we conduct business.

Lending Activities

            General. Our loan portfolio is comprised mainly of one-to four-family residential real estate loans. The vast majority of these loans have fixed rates of interest. In addition to one-to four-family residential real estate loans, our loan portfolio consists primarily of home equity lines of credit, multifamily residential loans and consumer loans. At June 30, 2002, our loans totaled $173.2 million, of which $153.8 million, or 88.8% were secured by one-to four-family residential real estate, $5.2 million, or 3.0% were secured by multi-family residential real estate, $11.6 million, or 6.7% were home equity lines of credit and $2.6 million, or 1.5% were consumer loans.

            Loan Portfolio Composition. The following table shows the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and allowances for losses) as of the dates indicated.


                                                                                  At June 30,
                                               ---------------------------------------------------------------------------------
                                                      2002                 2001                2000                 1999
                                                -----------------    -----------------    -----------------   -----------------
                                                Amount    Percent    Amount    Percent    Amount   Percent    Amount    Percent
                                                ------    -------    ------    -------    ------   -------    ------    -------
                                                                                         (Dollars in Thousands)
Real Estate Loans:
One- to four-family.........................   $ 153,843    88.8%   $ 147,865    88.8%   $ 140,120   87.7%   $ 140,351   87.5%
Home equity.................................      11,559     6.7       10,521     6.3       11,002    6.9       11,413    7.1
Multi-family and other......................       5,175     3.0        5,073     3.0        5,693    3.5        6,058    3.8
                                               ---------    ----    ---------    ----    ---------   ----    ---------   ----
     Total real estate loans................     170,577    98.5      163,459    98.1      156,815   98.1      157,822   98.4
                                               ---------    ----    ---------    ----    ---------   ----    ---------   ----

Other Loans:
Consumer loans:
  Loans on deposits.........................       1,016     0.6        1,180     0.7        1,161    0.7        1,038    0.6
  Automobile, stock secured,
    second mortgages and other..............       1,605     0.9        1,975     1.2        1,842    1.2        1,574    1.0
                                               ---------    ----    ---------    ----    ---------   ----    ---------   ----
      Total consumer loans..................       2,621     1.5        3,155     1.9        3,003    1.9        2,612    1.6
                                               ---------    ----    ---------    ----    ---------   ----    ---------   ----
     Total loans............................     173,198   100.0%     166,614   100.0%     159,818  100.0%     160,434  100.0%
                                                           =====                =====               =====               =====
Less:
 Undisbursed portion of loans in
   process..................................       1,242                3,364                  480               1,422
 Unearned discounts and deferred loan fees..         499                  474                  554                 663
 Allowance for loan losses..................       1,576                1,573                1,508               1,432
                                               ---------            ---------            ---------           ---------
 Total loans receivable, net................   $ 169,881            $ 161,203            $ 157,276           $ 156,917
                                               =========            =========            =========           =========

                                                    At June 30,
                                                 -----------------
                                                       1998
                                                 -----------------
                                                 Amount    Percent
                                                 ------    -------

Real Estate Loans:
One- to four-family.........................    $127,428     84.4%
Home equity.................................      14,114      9.4
Multi-family and other......................       6,362      4.2
                                                --------     ----
     Total real estate loans................     147,904     98.0
                                                --------     ----

Other Loans:
Consumer loans:
  Loans on deposits.........................       1,146      0.8
  Automobile, stock secured,
    second mortgages and other..............       1,839      1.2
                                                --------     ----
      Total consumer loans..................       2,985      2.0
                                                --------     ----
     Total loans............................     150,889    100.0%

Less:
 Undisbursed portion of loans in
   process..................................       1,911
 Unearned discounts and deferred loan fees..         754
 Allowance for loan losses..................       1,283
                                                --------
 Total loans receivable, net................    $146,941
                                                ========

         Loan Contractual Terms to Maturity. The following table sets forth certain information as of June 30, 2002, regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature. The amounts shown represent outstanding principal balances and are not adjusted for premiums, discounts, reserves, and unearned fees. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                     Over 1      Over 3      Over 5       Over 10     Beyond
                                          Within    Year to 3  Years to  5 Years to 10  Years to 20     20
                                          1 Year      Years      Years        Years        Years       Years       Total
                                          ------      -----      -----        -----        -----       -----       -----
                                                                         (In Thousands)
Real estate loans:
   One- to four-family                    $11,044    $20,263    $20,253     $39,039      $34,854      $28,390    $153,843
   Home equity, multi-family and other      3,398      3,983      3,450       4,751        1,152           --      16,734
   Consumer loans                             911        873        279         375          183           --       2,621
                                          -------    -------    -------     -------      -------      -------    --------
Total loans receivable                    $15,353    $25,119    $23,982     $44,165      $36,189      $28,390    $173,198
                                          -------    -------    -------     -------      -------      -------    --------

         The following table sets forth at June 30, 2002, the dollar amount of all fixed rate and adjustable rate loans and mortgage-backed securities due or repricing after June 30, 2003.

                                                Fixed   Adjustable     Total
                                              --------  ----------  ---------
                                                     (In Thousands)
Real estate loans:
    One- to four-family ..................    $141,576    $1,223    $142,799
    Home equity, multi-family and other...       4,619     8,717      13,336
Consumer loans ...........................       1,710        --       1,710
                                              --------    ------    ---------
        Total ............................    $147,905    $9,940    $157,845
                                              ========    ======    ========

         One-to Four-Family Residential Real Estate Loans. We emphasize the origination of loans secured by first mortgage liens on one-to four-family residential property. As of June 30, 2002, these loans totaled $153.8 million, or 88.8% of our total loan portfolio. We originate loans for retention in our portfolio, and we intend to continue to do so, as our residential mortgage loan documents contain provisions that are more favorable to borrowers than set forth in the seller/servicer guidelines of entities like Fannie Mae or Freddie Mac.

         We offer one-to four-family residential mortgage loans with terms of seven, 10, 15 and 30 years. Of these loans, $152.5 million, or 99.2% had fixed rates of interest and the remaining $1.3 million, or 0.8% had adjustable rates of interest. All of our fixed-rate mortgage loans are fully amortized over the term of the loan. In an effort to increase our originations of shorter-term loans, we more aggressively price the interest rates on loans with terms of seven, 10 and 15 years than on 30-year loans.

         Adjustable-rate mortgages are offered with initial rates that are fixed for one year and adjust annually thereafter. Our adjustable rate loans have a 2% cap on the annual rate adjustment, with a 6% rate adjustment cap over the life of the loan. A rate floor is established at the initial loan rate. We price our adjustable rate mortgage loans using the National Monthly Median Cost of Funds for Savings Association Insurance Fund Insured Institutions as the index rate, plus a margin we adjust from time to time.

         Home Equity Lines of Credit. We offer home equity lines of credit, the total of which amounted to $11.6 million, or 6.7% of our total loan portfolio as of June 30, 2002. Home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. We generally offer these loans with a maximum loan to appraised value ratio of 80% (including senior liens on the subject property). We currently offer these loans for periods of seven and 10 years, and at rates that are tied to the prime rate plus a margin we adjust from time to time.

         Multi-Family Loans. At June 30, 2002, $5.2 million, or 3.0% of our total loan portfolio consisted of loans secured by multi-family real estate. As of that date, the average principal amount outstanding per multi-family loan was $159,548. We originate fixed-rate multi-family real estate loans with amortization schedules of up to 20 years. We generally lend up to 70% of the property's appraised value. Appraised values are determined by our own in-house appraiser or independent appraisers that we designate. If deemed necessary, we obtain an environmental assessment from an independent engineering firm of any environmental risks that may be associated with a particular building or the site. In deciding to originate a multi-family loan, we review the creditworthiness of the borrower, the expected cash flows from the property securing the loan, the cash flow requirements of the borrower, the value of the property and the quality of the management involved with the property. We generally obtain the personal guarantee of the principals when originating multi-family real estate loans.

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

         Consumer Loans. We are authorized to make loans for a wide variety of personal and consumer purposes. As of June 30, 2002, consumer loans totaled $2.6 million, or 1.5% of our total loan portfolio. Our consumer loans consist primarily of home improvement loans and loans secured by deposit accounts, but we also offer automobile, stock secured and unsecured personal loans. Our procedure for underwriting consumer loans includes an assessment of the applicant's credit history and ability to meet existing obligations and payments of the proposed loan, as well as an evaluation of the value of the collateral security, if any. Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value, such as automobiles. In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining value often does not warrant further substantial collection efforts against the borrower.

         Loan Originations, Purchases, Sales and Servicing. Although we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed-versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in our market area. This includes competing banks, savings institutions, credit unions, and mortgage banking companies, as well as life insurance companies, and Wall Street conduits that also actively compete for local real estate loans. Loan originations are derived from a number of sources, including existing or prior customers and walk-in customers. We have very few referrals from real estate brokers.

         A rising interest rate environment that typically results in decreased loan demand may adversely affect our loan origination activity. Accordingly, the volume of loan originations and the profitability of this activity can vary from period to period. We have not originated any loans for sale in the secondary market, and are restricted from selling loans to some potential purchasers because our residential mortgage loan documents contain provisions that are more favorable to borrowers than permitted by the seller/servicer guidelines of entities like Fannie Mae or Freddie Mac. We currently do not service any loans for others.

         The following table shows our loan origination and repayment activities for the periods indicated. We did not purchase or sell any loans during the periods indicated.


                                             For the Years Ended June 30,
                                           ---------------------------------
                                             2002       2001        2000
                                           -------    --------     -------
                                                    (In Thousands)
Originations by Type:
---------------------
Adjustable rate:
  Real estate -
              - one-to four-family ....    $    --    $    357     $   568
              - home equity ...........      7,418       6,472       6,014
                                           -------    --------     -------
        Total adjustable-rate .........      7,418       6,829       6,582
                                           -------    --------     -------

Fixed rate:
  Real estate -
              - one-to four-family ....     30,738      31,503      21,215
              - multi-family and other       1,527         584         370
Non-real estate - consumer ............      1,855       1,993       2,740
                                           -------    --------     -------
        Total fixed-rate ..............     34,120      34,080      24,325
                                           -------    --------     -------
        Total loans originated ........     41,538      40,909      30,907
                                           -------    --------     -------

Repayments:
-----------
  Principal repayments ................     34,954      34,113      31,523
                                           -------    --------     -------

Increase (decrease) in other items, net      2,094      (2,869)        975
                                           -------    --------     -------
        Net increase ..................    $ 8,678    $  3,927     $   359
                                           =======    ========     =======


         Loan Approval Procedures and Authority. Our lending activities are subject to written, non-discriminatory underwriting standards and the loan origination procedures adopted by management and the Board of Directors. A loan officer initially reviews all loans, regardless of size or type. Due to their experience and length of employment with Chesterfield Federal, all of Chesterfield Federal's loan officers have the authority to approve residential mortgage loans in amounts up to $500,000. All of these approvals must be ratified by at least two members of the Executive Loan Committee, which consists of President and Chief Executive Officer Michael E. DeHaan, Vice President and Secretary Richard E. Urchell, Vice President Peter I. Hahto, Director Robert T. Mangan and Vice President Robert J. Cusack. Any loan application for which a loan officer recommends denial is re-reviewed by at least two members of our Second Review Committee, which consists of President and Chief Executive Officer Michael E. DeHaan, Vice President and Secretary Richard E. Urchell, Vice President and Compliance Officer Raymond M. Janacek and Vice President Robert J. Cusack. Any two members of this committee have the authority to approve an application that was denied previously. The entire Board of Directors must approve loans in excess of $500,000.

Insurance Activities

         Chesterfield Insurance Services, L.L.C., is a wholly owned service corporation subsidiary of Chesterfield Federal. Chesterfield Insurance offers property and casualty insurance on an agency basis for third-party providers. During the fiscal years ended June 30, 2002 and 2001, Chesterfield Insurance generated $2.1 and $1.9 million, respectively, in insurance commissions, and incurred operating expenses of $2.1 million and $1.9 million, respectively. Chesterfield Insurance reported net income of $10,200 for the year ended June 30, 2002, and net losses of $5,500 and $44,000 for the years ended June 30, 2001 and 2000, respectively. As of June 30, 2002, Chesterfield Insurance had 19 employees.

Asset Quality

         Delinquent Loans. The following table sets forth Chesterfield Federal's loan delinquencies by type, by amount and by percentage of type at June 30, 2002. Loans delinquent for 90 days and over are considered non-accruing loans.


                                            Loans Delinquent For
                        --------------------------------------------------------
                               60-89 Days              90 Days and Over              Total Delinquent Loans
                        --------------------------    --------------------------  -----------------------------
                                          Percent                       Percent                        Percent
                                          of Loan                       of Loan                        of Loan
                         Number  Amount   Category     Number Amount    Category      Number  Amount   Category
                         ------  ------   --------     -------------    --------      ------  ------   --------
                                                   (Dollars in Thousands)
Real Estate:
  One- to four-family ..    5    $200       0.13%         6    $199       0.13%         11    $399       0.26%
  Home equity ..........   --      --         --         --      --         --          --      --         --
  Multi-family and other    1      56       1.08          1      23       0.44           2      79       1.53

Consumer ...............    1      16       0.61          -      --         --           1      16       0.61
                         ----    ----       ----       ----    ----       ----        ----    ----       ----
     Total .............    7    $272       0.16%         7    $222       0.13%         14    $494       0.29%
                         ====    ====       ====       ====    ====       ====        ====    ====       ====


         Loan Delinquencies and Collection Procedures. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of mortgage loans, a reminder notice is sent 15 days after an account becomes delinquent. Should the borrower not remit the entire payment due by the end of the month, then a letter that includes information regarding home-ownership counseling organizations is sent to the borrower. During the first 15 days of the following month, a second letter is sent, and we will also attempt to establish telephone contact with the borrower. At this time, and after reviewing the cause of the delinquency and the borrower's previous loan payment history, we may agree to accept repayment over a period of time that will generally not exceed 60 days. However, should a loan become delinquent two or more payments, and the borrower is either unwilling or unable to repay the delinquency over a period of time acceptable to us, we will send a notice of default by both regular and certified mail. This notice will provide the borrower with the terms that must be met to cure the default, and will again include information regarding home-ownership counseling.

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

                                                           At June 30,
                                               --------------------------------------
                                               2002    2001    2000    1999      1998
                                               ----    ----    ----    ----      ----
                                                      (Dollars in Thousands)
Non-accruing loans:
  One- to four-family .....................    $199     $3     $12     $ 9      $ 69
  Home equity .............................      --     --      --      81       174
  Multi-family and other ..................      23     --      --      --        --
  Consumer ................................      --     --       1      --        22
                                               ----   ----    ----    ----      ----
     Total ................................     222      3      13      90       265
                                               ----   ----    ----    ----      ----

Accruing loans delinquent more than 90 days      --     --      --      --        --
                                               ----   ----    ----    ----      ----

Foreclosed assets .........................      --     --      --      --        --
                                               ----   ----    ----    ----      ----

Total non-performing assets ...............    $222     $3     $13     $90      $265
                                               ====   ====    ====    ====      ====

Total as a percentage of total assets .....     .06%    --%    --%     .03%      .09%
                                               ====   ====    ====    ====      ====

         From August 1997 through December 1999, Chesterfield Federal originated $509,000 of community development loans to a real estate development company to acquire vacant lots and deteriorated buildings in an area located 1.5 miles from Chesterfield Federal's main office. The borrower is attempting to find developers to upgrade the acquired parcels with commercial development. Chesterfield Insurance has a limited partnership interest in the borrower. Chesterfield Federal has placed four of the loans, with principal balances totaling $155,000 as of June 30, 2002, on non-accrual status, as the loans are not currently performing in accordance with the terms of the agreements.

         Due to the deteriorating value of the property securing the loans and due to the possibility that these loans will not be paid in full, Chesterfield Federal has classified all of the loans as "substandard" for regulatory purposes, as discussed below in "--Classification of Assets." Management has closely monitored these loans and recorded provisions for loan losses related to the credit quality concerns associated with these loans in the fiscal years 1998, 1999, 2000, and 2001. Provisions for loan losses associated with these community development loans are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Comparison of Operating Results for the Years Ended June 30, 2002 and 2001--Provision for Loan Losses," and "Comparison of Operating Results for the Years Ended June 30, 2001 and 2000--Provision for Loan Losses."

         For the year ended June 30, 2002, the amount of additional gross interest income that would have been recorded had non-accruing loans been current in accordance with their original terms was immaterial.

         Troubled Debt Restructurings. A troubled debt restructuring occurs when we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower, either as a deferment or reduction of interest or principal, that we would not otherwise consider. We had no troubled debt restructurings as of June 30, 2002 and June 30, 2001.

         Real Estate Owned. Real estate owned consists of property acquired through formal foreclosure or by deed in lieu of foreclosure and is recorded at the lower of recorded investment or fair value. Write-downs from recorded investment to fair value that are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. We held no property that was classified as real estate owned as of June 30, 2002 and June 30, 2001.

         Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets such as securities that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or by the fair value of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated as special mention by management.

         When we classify assets as either substandard or doubtful, we allocate for analytical purposes a portion of our general valuation allowances or loss reserves to these assets as deemed prudent by management. General allowances represent loss allowances that have been established to recognize the risk associated with lending activities, but which have not been allocated to particular problem assets. When we classify problem assets as loss, we are required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge-off the amount. Our determination as to the classification of assets and the amount of valuation allowances are subject to review by regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

         On the basis of management's review of our asset portfolio at June 30, 2002, we had classified $593,000 of our assets as substandard, and none of our assets as special mention, doubtful or loss.

         Loan Concentrations. Chesterfield Federal has originated over 30 loans to a single customer that have an aggregate principal balance of $2.3 million as of June 30, 2002. These loans are collateralized by one-to four-family residential properties, and repayment of the loans is highly dependant on the rental cash flow from these properties. These loans are currently performing in accordance with the terms of the loan agreements and have not been classified by management for regulatory purposes.

         Allowance for Loan Losses. The following table sets forth information regarding our allowance for loan losses and other ratios at or for the dates indicated.


                                                          At or For the Years Ended June 30,
                                                  ----------------------------------------------------
                                                   2002       2001       2000       1999        1998
                                                  ------     ------     ------     ------      ------
                                                                (Dollars in Thousands)
Balance at beginning of period ...............    $1,573     $1,508     $1,432     $1,283       1,087
Charge-offs:
  One- to four-family ........................        --         --         --         --          --
  Home equity ................................        --         --         --         --           6
  Multi-family and other .....................        --         --         --         --          --
  Consumer ...................................        --          8          7          1          --
                                                  ------     ------     ------     ------      ------
                                                      --          8          7          1           6
                                                  ------     ------     ------     ------      ------

Recoveries ...................................         3          1         --         --          --
                                                  ------     ------     ------     ------      ------
Net charge-offs (recoveries) .................        (3)         7          7          1           6
Additions charged to operations ..............        --         72         83        150         202
                                                  ------     ------     ------     ------      ------
Balance at end of period .....................    $1,576     $1,573     $1,508     $1,432      $1,283
                                                  ======     ======     ======     ======      ======

Allowance for loan losses to loans receivable,
  net, at end of period                             0.93%      0.98%      0.96%      0.91%       0.87%
                                                  ======     ======     ======     ======      ======
Ratio of net charge-offs during the period to
  average non-performing loans                        --%     46.67%      9.72%      0.98%       6.12%
                                                  ======     ======     ======     ======      ======

         The allowance for loan losses is a valuation account that reflects our evaluation of the probable losses in our loan portfolio. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely.

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

                                                       Years Ended June 30,
                              --------------------------------------------------------------------------
                                           2002                                    2001
                              ----------------------------------  --------------------------------------
                                                      Percent                                    Percent
                                                      of Loans                                   of Loans
                                           Loan       in Each                       Loan         in Each
                              Amount of   Amounts     Category      Amount of      Amounts       Category
                              Loan Loss     By        To Total      Loan Loss         By         To Total
                              Allowance  Category       Loans       Allowance      Category       Loans
                              ---------  --------     --------      ---------      --------       -----
                                                     (Dollars in Thousands)
Real Estate Loans:
    One- to four-family ..    $  611     $153,843       88.8%        $   581      $ 147,865       88.8%
    Home equity ..........        24       11,559        6.7              22         10,521        6.3
    Multi-family and other         4        5,175        3.0               4          5,073        3.0
Consumer .................        11        2,621        1.5              15          3,155        1.9
Unallocated ..............       926           --                         --            951         --
    Total ................    $1,576     $173,198      100.0%        $ 1,573      $ 166,614      100.0%


                                                                     At June 30,
                           ------------------------------------------------------------------------------------------------
                                        2000                            1999                             1998
                           -------------------------------  ------------------------------  -------------------------------
                                                 Percent                          Percent                          Percent
                                                 of Loans                         of Loans                         of Loans
                                        Loan     in Each                 Loan     in Each                 Loan     in Each
                           Amount of   Amounts   Category    Amount of  Amounts   Category    Amount of  Amounts   Category
                           Loan Loss     By      To Total    Loan Loss     By     To Total    Loan Loss     By     To Total
                           Allowance  Category     Loans     Allowance  Category   Loans      Allowance  Category   Loans
                           ---------  --------   --------    ---------  --------   -----      ---------  --------   -----
                                                              (Dollars in Thousands)
Real Estate Loans:
    One- to four-family .. $  575    $140,120     87.7%       $  491   $140,351     87.5%      $  385    $127,428   84.4%
    Home equity ..........     23      11,002      6.9            25     11,413      7.1           30      14,114    9.4
    Multi-family and other      5       5,693      3.5             5      6,058      3.8            5       6,362    4.2
Consumer .................     14       3,003      1.9            13      2,612      1.6           14       2,985    2.0
Unallocated ..............    891          --     --             898         --     --            849          --     --
                           ------    --------     ----        ------   --------     ----       ------    --------   ----
    Total ................  1,508    $159,818    100.0%        1,432    160,434    100.0%      $1,283     150,889  100.0%
                           ======    ========     ====        ======   ========     ====       ======    ========   ====

         The unallocated portion of the allowance for loan losses is based on management's evaluation of the aggregate level of the recorded allowance for loan loss balance. Management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific but are reflective of the probable losses in the loan portfolio, including management's periodic review of loan collectibility in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions such as housing trends, inflation rates and unemployment rates, geographic concentrations of loans within Chesterfield Federal's immediate market area, and both peer financial institution historic loan loss experience and levels of allowance for loan losses.


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

         Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that securities be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity."

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

         The following table sets forth the composition of our securities, net of premiums and discounts, at the dates indicated.



                                                                                         At June 30,
                                                             --------------------------------------------------------------------
                                                                    2002                     2001                    2000
                                                             -------------------      ------------------       ------------------
                                                             Book          % of       Book         % of        Book        % of
                                                             Value         Total      Value        Total       Value       Total
                                                             -----         -----      -----        -----       -----       -----
                                                                                     (Dollars in Thousands)
   Securities available-for-sale:
     Mortgage-backed securities - FNMA and Freddie Mac      $12,347         13.4%    $ 13,405       12.2%    $    --         --%
     Mutual funds ....................................        5,027          5.5           --         --          --         --
   Securities held to maturity:
   Federal agency obligations - FHLB .................       55,000         59.6       90,025       81.8      70,000       93.0
      Mortgage-backed securities - Freddie Mac .......        2,035          2.2        4,348        4.0       3,196        4.2
      Tax increment allocation note ..................          448          0.5          473        0.4         490        0.7
      FHLB stock .....................................       17,342         18.8        1,733        1.6       1,610        2.1
                                                            -------        -----     --------      -----     -------      -----
         Total securities and FHLB stock .............      $92,199        100.0%    $109,984      100.0%    $75,297      100.0%
                                                            =======        =====     ========      =====     =======      =====
   Average remaining life of securities ..............    3.2 years                 1.6 years              1.6 years
   Other interest-earning assets:
      Interest-bearing deposits with banks ...........      $83,367         95.6%    $ 60,816       97.6%    $59,932       95.7%
      Federal funds sold .............................        3,800          4.4        1,500        2.4       2,700        4.3
                                                            -------        -----     --------      -----     -------      -----
         Total .......................................      $87,167        100.0%    $ 62,316      100.0%    $62,632      100.0%
                                                            =======        =====     ========      =====     =======      =====


         Carrying Values, Yields and Maturities. The following table sets forth the scheduled maturities, carrying values, market value and weighted average yields for our securities at June 30, 2002. Mortgage-backed securities and mutual funds are included in the total columns since the securities are not due at a single maturity date.

                                                                          At June 30, 2002
                                      ---------------------------------------------------------------------------------------------
                                         Less Than       1 to 5          5 to 10         Over
                                          1 Year         Years            Years         10 Years            Total Securities
                                      --------------  --------------  --------------  --------------  --------------   ------------
                                      Carrying Value  Carrying Value  Carrying Value  Carrying Value  Carrying Value   Market Value
                                      --------------  --------------  --------------  --------------  --------------   ------------
                                                                           (Dollars in Thousands)
   Federal agency obligations - FHLB      $5,000        $45,000         $5,000          $   --           $55,000          $55,758
   Tax increment allocation note ...          27            130            232              59               448              448
   Mortgage-backed securities ......          --             --             --              --            14,382           14,439
   FHLB stock ......................          --             --             --              --            17,342           17,342
   Mutual funds ....................          --             --             --              --             5,027            5,027
                                          ------        -------         ------          ------           -------          -------
   Total securities ................      $5,027        $45,130         $5,232          $   59           $92,199          $93,014
                                          ======        =======         ======          ======           =======          =======

   Weighted average yield ..........        6.51%          4.45%          4.20%           8.50%            4.81%


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

         Deposit Activity. The following table sets forth Chesterfield Federal's deposit flows during the periods indicated.


                                           For the Years Ended June 30,
                                  --------------------------------------------
                                      2002              2001            2000
                                              (Dollars in Thousands)
Opening balance .................  $ 260,658        $ 263,350        $ 259,131
Deposits ........................    326,470          326,812          306,464
Withdrawals .....................   (316,893)        (339,625)        (313,002)
Interest credited ...............      7,890           10,121           10,757
                                   ---------        ---------        ---------

Ending balance ..................  $ 278,125        $ 260,658        $ 263,350
                                   =========        =========        =========

Net increase (decrease) .........  $  17,467        $  (2,692)       $   4,219
                                   =========        =========        =========

Percent increase (decrease)......        6.7%            (1.0)%            1.6%
                                   =========        =========        =========



         Deposit Accounts. The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered as of the dates indicated.

                                                                At June 30,
                                      -----------------------------------------------------------------
                                            2002                   2001                    2000
                                      -----------------     --------------------    -------------------
                                      Amount    Percent     Amount       Percent     Amount     Percent
                                      ------    -------     ------       -------     ------     -------
                                                           (Dollars in Thousands)
Transactions and Savings Deposits:

Passbook Savings 1.50% ...........  $ 58,968      21.2%    $ 53,553       20.5%    $ 56,760       21.5%
NOW Accounts 1.00% - 1.25% .......    28,258      10.2       24,049        9.2       23,263        8.8
Money Market Accounts
        1.00% - 1.60% ............     9,806       3.5        8,827        3.4       10,185        3.9
                                    --------     -----     --------      -----     --------      -----

Total Non-Certificates ...........    97,032      34.9       86,429       33.1       90,208       34.2
                                    --------     -----     --------      -----     --------      -----

Time Deposits:

 0.00% - 1.99% ...................     1,080       0.4           --       --             --       --
 2.00% - 3.99% ...................   142,893      51.3          980        0.4          281        0.1
 4.00% - 5.99% ...................    31,928      11.5      170,539       65.4      165,555       62.8
 6.00% - 7.99% ...................     4,799       1.7        2,079        0.8        6,970        2.7
 8.00% - 9.99% ...................       393       0.1          631        0.2          336        0.1
                                    --------     -----     --------      -----     --------      -----

Total Time Deposits ..............   181,093      65.0      174,229       66.8      173,142       65.7
                                    --------     -----     --------      -----     --------      -----
Accrued Interest .................       171       0.1          319        0.1          371        0.1
                                    --------     -----     --------      -----     --------      -----
Total Deposits, including
  accrued interest ...............  $278,296     100.0%    $260,977      100.0%    $263,721      100.0%
                                    ========     =====     ========      =====     ========      =====


         Time Deposit Maturity Schedule. The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of June 30, 2002.

                                                     Maturity Date
                  --------------------------------------------------------------------------------------
Interest Rate     1 Year or Less     Over 1 to 2 Years   Over 2 to 3 Years   Over 3 Years          Total
-------------     --------------     -----------------   -----------------   ------------          -----
                                                    (In Thousands)

0.00% - 1.99%        $  1,080          $     --               $   --            $   --            $  1,080
2.00% - 3.99%         136,361             6,460                1,065                 7             142,893
4.00% - 5.99%          23,081             4,993                1,459             2,395              31,928
6.00% - 7.99%           2,429                45                1,060             1,265               4,799
8.00% - 9.99%             393                --                   --                --                 393
                     --------          --------               ------            ------            --------
Total .......        $162,344          $ 11,498               $3,584            $3,667            $181,093
                     ========          ========               ======            ======            ========


         Large Certificates. The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of June 30, 2002.

                                                      Maturity
                                     ------------------------------------------
                                                   Over      Over
                                     3 Months     3 to 6    6 to 12     Over
                                      or Less     Months     Months   12 Months     Total
                                     --------    -------    -------    -------    --------
                                                        (In Thousands)

Time deposits less than $100,000     $ 77,852    $15,949    $19,767    $16,147    $129,715
Time deposits of $100,000 or more      40,584      6,214      1,978      2,602      51,378
                                     --------    -------    -------    -------    --------
Total time deposits .............    $118,436    $22,163    $21,745    $18,749    $181,093
                                     ========    =======    =======    =======    ========


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

         Chesterfield Federal did not borrow any funds, including Federal Home Loan Bank advances, during the fiscal years ended June 30, 2002, 2001 and 2000.

Employees

         At June 30, 2002, Chesterfield Federal had a total of 95 full-time and 15 part-time employees, including 19 employed by Chesterfield Insurance, Chesterfield Federal's wholly owned subsidiary. Chesterfield Federal's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Risk Factors

         In addition to factors discussed in the description of the business of Chesterfield Financial and Chesterfield Federal and elsewhere in this report, the following are factors that could adversely affect our future results of operations and our financial condition.

         Changes in Interest Rates Could Hurt Our Profitability. To be profitable, we have to earn more money in interest and other income than we pay as interest and other expenses. The majority of our loan portfolio primarily consists of loans that mature in more than five years. At June 30, 2002, our deposit accounts consisted of time deposit accounts and demand deposits such as NOW accounts. Of our time deposits, $162.3 million, or 89.6% have remaining terms to maturity of one year or less. If interest rates rise, the amount of interest we pay on deposits is likely to increase more quickly than the amount of interest we receive on our loans and securities. This could cause our profits to decrease or could result in losses. If interest rates fall, many borrowers may refinance more quickly, while competitive factors may inhibit our ability to further lower interest rates on our deposit products. This could also cause our profits to decrease or could result in losses. For additional information on our exposure to interest rates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Management of Market Risk."

         Our Emphasis on Residential Real Estate Lending May Limit Our Growth and Profitability. Historically, we have emphasized one- to four-family residential lending instead of commercial or consumer lending, and more recently, we have specifically emphasized the origination of shorter-term residential mortgage (seven, 10 and 15-year) loans. As of June 30, 2002, $153.8 million, or 88.8% of our total loan portfolio consisted of one- to four-family residential real estate loans. The yields on residential mortgage loans are often less than the yields on other types of loans, and the yields on shorter-term mortgage loans are often less than the yields on 30-year mortgage loans. We intend to continue to emphasize shorter-term, residential lending. Because of this emphasis, any asset growth we may experience may not be as fast as that of other financial institutions that focus on a broader range of loan products, and our income may not grow as fast as other financial institutions that earn higher interest rates on longer-term or non-residential loans.

         Strong Competition Both Within Our Market Area and from Internet Banks May Limit Our Growth and Profitability. We conduct most of our business in Cook and Will Counties, Illinois. Competition in the banking and financial services industry in our market area is intense. Our profitability depends in large part on our continued ability to compete successfully. We compete with commercial banks, savings institutions, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms. In addition, we compete with internet banks, many of which are not located in our market area. Many of these competitors have substantially greater resources and lending limits than we do and offer certain services that we do not or cannot provide. This strong competition may limit our ability to grow in the future.

         Loss of Key Officers Could Hurt Our Operations. We rely heavily on our executive officers, Michael E. DeHaan, President and Chief Executive Officer, and Richard E. Urchell, Vice President and Secretary. The loss of either Mr. DeHaan or Mr. Urchell could have an adverse effect on us because, as a small company, our executive officers are responsible for more aspects of our business than they might be at a larger company with more employees. Moreover, as a small company, we have fewer management level employees who are in a position to succeed these individuals. We do not maintain, nor do we intend to obtain, a key-man life insurance policy on either Mr. DeHaan or Mr. Urchell.

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

         Loans to One Borrower. Federal savings associations generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of June 30, 2002 Chesterfield Federal was in compliance with its loans-to-one-borrower limitations.

         Qualified Thrift Lender Test. As a federal savings association, Chesterfield Federal is required to satisfy a qualified thrift lender test whereby it must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" consisting primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of June 30, 2002, Chesterfield Federal maintained 71.82% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

         Chesterfield Federal's authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans Chesterfield Federal may make to these persons based, in part, on Chesterfield Federal's capital position, and requires approval procedures to be followed. At June 30, 2002, Chesterfield Federal was in compliance with these regulations.

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

         The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At June 30, 2002, Chesterfield Federal met each of its capital requirements.

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

Insurance of Deposit Accounts

         The Federal Deposit Insurance Corporation has adopted a risk-based deposit insurance assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each capital group. The three capital categories are well capitalized, adequately capitalized and undercapitalized. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution's primary federal regulator and information which the Federal Deposit Insurance Corporation determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates. The Federal Deposit Insurance Corporation has exercised this authority several times in the past and may raise insurance premiums in the future. If the Federal Deposit Insurance Corporation takes this type of action, it could have an adverse effect on the earnings of Chesterfield Federal.

Federal Home Loan Bank System

         Chesterfield Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. Chesterfield Federal, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2002, Chesterfield Federal was in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2002, Chesterfield Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

The USA PATRIOT Act

         In response to the events of September 11th, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

         Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

     o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

     o Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

     o Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

     o Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

     o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

         The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

Sarbanes-Oxley Act of 2002

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Holding Company Regulation

         Chesterfield Financial is a non-diversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as Chesterfield Financial, was not generally restricted as to the types of business activities in which it may engage, provided that Chesterfield Federal continued to be a qualified thrift lender. See "--Federal Regulation of Savings Institutions--Qualified Thrift Lender Test." The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for financial holding companies under the law or for multiple savings and loan holding companies. Chesterfield Financial is limited to the activities permissible for financial holding companies or multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulation.

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

         As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions that would require recapture of the pre-1988 tax bad debt reserve include redemption of Chesterfield Federal's stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At June 30, 2002, Chesterfield Federal had a balance of approximately $3.5 million of pre-1988 bad debt reserves. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

         Chesterfield Financial is subject to the corporate alternative minimum tax to the extent it exceeds Chesterfield Financial's regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base are a number of preference items, including interest on certain tax-exempt bonds issued after August 7, 1986, and an "adjusted current earnings" computation that is similar to a tax earnings and profits computation. In addition, for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

         The Internal Revenue Service has audited Chesterfield Federal's income tax returns through December 31, 1982.

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

ITEM 2.     Properties
----------------------

Properties

         At June 30, 2002, Chesterfield Financial conducted its business from our main office at 10801 South Western Avenue, Chicago, Illinois. The following table sets forth certain information with respect to the offices of Chesterfield Federal at June 30, 2002.

                                                                Original Year
                                   Leased or    Leased or       Date of Lease
Location                            Owned       Acquired         Expiration
--------                            -----       --------         ----------

10801 South Western Avenue          Owned         1965               N/A
Chicago, Illinois 60643

10701 South Western Avenue          Owned         1981               N/A
Chicago, Illinois 60643

10135 S. Roberts Road               Leased        1976            10/14/06
Palos Hills, Illinois 60465

22 West Lincoln Highway             Owned         1974               N/A
Frankfort, Illinois 60423


ITEM 3.     Legal Proceedings
-----------------------------

         Chesterfield Federal is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. At June 30, 2002, Chesterfield Federal was not involved in any material legal proceedings.

ITEM 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

         No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

                                     PART II

ITEM 5.     Market for Company's Common Stock and Related Stock Holder Matters
------------------------------------------------------------------------------

         Chesterfield Financial's common stock is quoted on the Nasdaq National Market under the symbol "CFSL." As of September 19, 2002, Chesterfield Financial had 12 registered market makers, 1,150 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 3,918,975 shares outstanding.


         The following table sets forth market price and dividend information for the common stock since the completion of Chesterfield Federal's mutual-to-stock conversion on May 2, 2001.


         Fiscal Year Ended                                      Cash Dividends
          June 30, 2002           High               Low           Declared
--------------------------------------------------------------------------------
         Fourth quarter        $   18.20         $   17.26         $   --
         Third quarter         $   17.80         $   16.25         $   --
         Second quarter        $   16.64         $   14.80         $   --
         First quarter         $   15.90         $   13.55         $   --



         Fiscal Year Ended                                      Cash Dividends
          June 30, 2002           High               Low           Declared
--------------------------------------------------------------------------------
         Fourth quarter        $   15.90         $   13.62         $   --


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

         Office of Thrift Supervision regulations impose limitations upon all "capital distributions" by savings institutions, including cash dividends, payments by a savings institution to repurchase or otherwise acquire its stock, payments to stockholders of another savings institution in a cash-out merger, and other distributions charged against capital. The regulations establish a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized or Tier 1 savings associations. As of June 30, 2002, the most recent notification categorized Chesterfield Federal as "well-capitalized." Accordingly, under the Office of Thrift Supervision capital distribution regulations, Chesterfield Federal would be permitted to pay, upon notice to the Office of Thrift Supervision, dividends during any calendar year up to 100 percent of its net income during that calendar year, plus its retained net income for the preceding two years.

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

ITEM 6.     Selected Financial Data
-----------------------------------

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


                                                                       At June 30,
                                                ---------------------------------------------------------
                                                  2002        2001        2000        1999        1998
                                                --------    --------    --------    --------    --------
                                                                      (In Thousands)
Selected Financial Condition Data:
----------------------------------
         Total assets ......................    $363,340    $344,310    $305,480    $304,107    $295,506
         Loans receivable, net .............     169,881     161,203     157,276     156,917     146,941
         Interest-bearing deposits .........      83,367      60,816      59,933      77,673      88,078
         Securities available-for-sale......      17,374      13,405          --          --          --
         Securities held-to-maturity .......      57,483      94,846      73,687      56,571      46,316
         Intangible assets .................         499         608         699         804         217
         Deposits ..........................     278,125     260,658     263,350     259,131     257,686
         Shareholders' equity ..............      76,741      76,553      35,155      32,822      31,164



                                                              For the Years Ended June 30,
                                                 ---------------------------------------------------
                                                  2002       2001        2000      1999        1998
                                                 -------    -------    -------    -------    -------
                                                                    (In Thousands)
Selected Operations Data:
-------------------------
         Total interest income ............      $19,047    $20,418    $19,563    $18,848    $19,645
         Total interest expense ...........        8,102     11,005     10,746     10,646     11,290
                                                 -------    -------    -------    -------    -------
         Net interest income ..............       10,945      9,413      8,817      8,202      8,355
         Provision for loan losses ........           --         72         83        150        202
                                                 -------    -------    -------    -------    -------
         Net interest income after
            provision for loan losses......       10,945      9,341      8,734      8,052      8,153
         Total non-interest income ........        2,475      2,278      2,140      1,531      1,064
         Total non-interest expense .......        8,396      7,529      7,220      7,006      6,115
                                                 -------    -------    -------    -------    -------
         Income before taxes ..............        5,024      4,090      3,654      2,577      3,102
         Income tax provision .............        1,766      1,418      1,321        919      1,111
                                                 -------    -------    -------    -------    -------
         Net income .......................      $ 3,258    $ 2,672    $ 2,333    $ 1,658    $ 1,991
                                                 =======    =======    =======    =======    =======


                                                                      At or For the Years Ended June 30,
                                                            ---------------------------------------------------
                                                             2002       2001       2000       1999       1998
                                                             ----       ----       ----       ----       ----
Selected Financial Ratios and Other Data:
-----------------------------------------
         Performance Ratios:
           Return on average assets (1) ............         0.91%      0.81%      0.77%      0.56%      0.68%
           Return on average equity (2) ............         4.26       5.76       6.86       5.17       6.57
           Interest rate spread (3) ................         2.52       2.39       2.56       2.41       2.50
           Net interest margin (4) .................         3.16       2.95       3.01       2.85       2.95
           Ratio of non-interest expense to
             average total assets ..................         2.35       2.29       2.38       2.36       2.10
           Ratio of average interest-earning assets
             to average interest-bearing liabilities        127.3      116.6      112.3      111.8      111.3
           Efficiency ratio (5) ....................         62.6       64.4       65.9       72.0       64.9

         Asset Quality Ratios:
           Non-performing loans to total loans at
             end of period .........................         0.13         --       0.01       0.06       0.18
           Non-performing assets to total assets at
             end of period .........................         0.06         --         --       0.03       0.09
           Allowance for loan losses to
             non-performing loans ..................         7.10x    524.33x    116.00x     15.91x     4.84x
           Allowance for loan losses to
               loans receivable, net ...............         0.93%      0.98%      0.96%      0.91%      0.87%

         Capital Ratios:
           Equity to total assets at end of period .        21.12      22.23      11.51      10.79      10.55
           Average equity to average assets ........        21.38      13.06      11.21      10.77      10.38
           Dividend payout ratio (6) ...............           --         --       n/a        n/a        n/a

         Other Data:
           Number of offices .......................            4          4          4          4          4

--------------------------
(1)  Ratio of net income to average total assets.
(2)  Ratio of net income to average equity.
(3) The difference between the weighted average yield on interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(4)  Net interest income divided by average interest-earning assets.
(5) Non-interest expense divided by the sum of net interest income and non-interest income.
(6) Chesterfield Financial's common stock first traded on May 2, 2001, and has paid no dividends.

ITEM 7.     Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------------
            Results of Operations
---------------------------------

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

General

         Chesterfield Financial's results of operations depend primarily on net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, securities and interest-bearing deposits with other financial institutions, and the interest we pay on our interest-bearing liabilities, primarily savings accounts and time deposits. Our provisions for loan losses, other income and other expense also affect our results of operations. Other income consists primarily of insurance commissions and service charges on deposit accounts. Other expense consists primarily of non-interest expenses, including salaries and employee benefits, occupancy, equipment, data processing and deposit insurance premiums. Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, governmental policies and actions of regulatory authorities.

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

         Highlights of the business strategy are as follows:

     o Emphasizing One- to Four-Family Residential Real Estate Lending. Historically, we have emphasized one- to four-family residential lending within our market area. As of June 30, 2002, $153.8 million, or 88.8% of our total loan portfolio consisted of one- to four-family residential real estate loans. During the year ended June 30, 2002, we originated $30.7 million of one- to four-family residential real estate loans. Although the yields on residential mortgage loans are often less than the yields on other types of loans, we intend to continue to emphasize one- to four-family lending because of our expertise with this type of lending, and the relatively low delinquency rates on these loans compared to other loans.

     o Managing Interest Rate Risk by Emphasizing Shorter-Term Loans and Maintaining High Levels of Liquidity. In recent years, we have emphasized the origination of shorter-term (seven-, 10- or 15-year) residential mortgage loans and have maintained high levels of liquidity. In addition, when a borrower refinances a loan during periods of decreasing interest rates, we actively seek to reduce the term of the refinanced loan. While short-term loans generally offer lower interest rates than long-term loans, short-term loans increase monthly cash flows and reprice more quickly, allowing us greater flexibility in periods of rising interest rates.

     o Conducting our Business as a Community-Oriented Institution. We are committed to meeting the financial needs of the communities in which we operate. We are large enough to provide a range of personal and business financial services, and yet are still small enough to provide these services on a personalized and efficient basis. We believe that we can be more effective in servicing our customers than many of our non-local competitors because of our ability to quickly and effectively provide senior management responses to customer needs and inquiries. Our ability to provide these services is enhanced by the stability of our senior management, which has an average tenure with us of over 32 years.

     o Maintaining Asset Quality and Capital Strength. Through our commitment to conservative loan underwriting guidelines and the emphasis on traditional residential mortgage loans, we have consistently experienced low levels of late payments and losses on loans. As of June 30, 2002, we had $222,000 of non-performing assets, which represented 0.06% of total assets. In addition, we maintain our financial strength by maintaining high capital levels. At June 30, 2002, our ratio of shareholders' equity to assets was 21.12%.

Average Balance Sheet

         The following table presents for the years indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are calculated daily for 2002 and monthly for 2001 and 2000. Non-accruing loans have been included in the table as loans carrying a zero yield.

                                                             For the Years Ended June 30,
                                      --------------------------------------------------------------------------
                                                     2002                                  2001
                                      ----------------------------------   -----------------------------------
                                        Average    Interest                  Average     Interest
                                      Outstanding   Earned/                Outstanding    Earned/
                                        Balance      Paid     Yield/Rate     Balance       Paid     Yield/Rate
                                        -------      ----     ----------     -------       ----     ----------
                                                                             (Dollars in Thousands)
Interest-earning assets:
 Loans receivable (1)...............  $ 164,146   $ 11,794      7.19%     $  156,811    $ 11,842      7.55%
 Securities.........................     87,618      4,721      5.39          86,854       4,963      5.71
 Interest-bearing deposits..........     75,455      1,628      2.16          70,075       3,286      4.69
 Other..............................     19,157        904      4.72           4,960         327      6.59
                                      ---------   --------      ----      ----------    --------      ----
  Total interest-earning
    assets (1)......................    346,376     19,047      5.50         318,700      20,418      6.41
                                      ---------   --------      ----      ----------    --------      ----

Interest-bearing liabilities:
 Passbook savings...................     54,370      1,045      1.92          66,441       1,410      2.12
 NOW accounts.......................     25,611        338      1.32          23,137         434      1.88
 Money market accounts..............      9,500        174      1.83          11,502         273      2.37
 Time deposits......................    182,551      6,545      3.59         172,339       8,888      5.16
                                      ---------   --------      ----      ----------    --------      ----
  Total interest-bearing
     liabilities....................    272,032      8,102      2.98         273,419      11,005      4.02
                                      ---------   --------      ----      ----------    --------      ----
Net interest income.................              $ 10,945                $    9,413
                                                  ========                ==========
Net interest rate spread............                            2.52%                                 2.39%
                                                                ====                                  ====
Net earning assets..................  $  74,344                           $   45,281
                                      =========                           ==========
Net yield on average
   interest-earning assets..........                            3.16%                                 2.95%
Average interest-earning assets
 to average interest-bearing
 liabilities........................      127.3%                               116.6%



                                            For the Years Ended June 30,
                                      --------------------------------------
                                                         2000
                                      --------------------------------------
                                          Average      Interest
                                        Outstanding     Earned/
                                          Balance        Paid     Yield/Rate
                                          -------        ----     ----------

Interest-earning assets:
 Loans receivable (1)...............   $   158,522   $   11,917     7.52%
 Securities.........................        62,247        3,512     5.64
 Interest-bearing deposits..........        67,670        3,796     5.61
 Other..............................         4,918          338     6.87
                                       -----------   ----------     ----
  Total interest-earning
    assets (1)......................       293,357       19,563     6.67
                                       -----------   ----------     ----

Interest-bearing liabilities:
 Passbook savings...................        57,270        1,407     2.46
 NOW accounts.......................        22,300          435     1.95
 Money market accounts..............        10,083          281     2.79
 Time deposits......................       171,545        8,623     5.03
                                       -----------   ----------     ----
  Total interest-bearing
     liabilities....................       261,198       10,746     4.11
                                       -----------   ----------     ----
Net interest income.................   $    8,817
                                       ==========
Net interest rate spread............                                2.56%
                                                                    ====
Net earning assets..................   $   32,159
                                       ==========
Net yield on average
   interest-earning assets..........                                3.01%
Average interest-earning assets
 to average interest-bearing
 liabilities........................        112.3%



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


                                                                     For the Years Ended June 30,
                                             ------------------------------------------------------------------------------
                                                        2002 vs. 2001                           2001 vs. 2000
                                             -----------------------------------  -----------------------------------------
                                              Increase/(Decrease)                    Increase/(Decrease)
                                                    Due to                Total             Due to                Total
                                             -------------------        Increase     -------------------         Increase
                                             Volume         Rate       (Decrease)    Volume         Rate        (Decrease)
                                             ------         ----       ----------    ------         ----        ----------
                                                                              (In Thousands)
Interest-earning assets:
 Loans receivable ....................      $   541       $  (589)      $   (48)      $  54       $  (129)      $   (75)
 Securities ..........................           43          (285)         (242)         45         1,406         1,451
 Interest-bearing deposits ...........          235        (1,893)       (1,658)       (641)          131          (510)
 Other ...............................          767          (190)          577         (15)            4           (11)
                                            -------       -------        ------       -----       -------       -------
   Total interest-earning assets .....      $ 1,586       $(2,957)      $(1,371)      $(557)      $ 1,412       $   855
                                            =======       =======       =======       =====       =======       =======

Interest-bearing liabilities:
 Passbook savings ....................      $  (272)      $   (93)      $  (365)      $ 209       $  (206)      $     3
 NOW accounts ........................           43          (139)          (96)         16           (17)           (1)
 Money market accounts ...............          (52)          (47)          (99)         37           (45)           (8)
 Time deposits .......................          501        (2,844)       (2,343)         40           225           265
                                            -------       -------        ------       -----       -------       -------
   Total interest-bearing liabilities       $   220       $(3,123)       (2,903)      $ 302       $   (43)          259
                                            =======       =======        ======       =====       =======       =======

Net interest income ..................                                  $ 1,532                                 $   596
                                                                        =======                                 =======


                                       34


Comparison of Financial Condition at June 30, 2002 and 2001

         At June 30, 2002, total assets were $363.3 million, up $19.0 million, or 5.5%, from $344.3 million at June 30, 2001. Loans receivable at June 30, 2002, were $169.9 million, up $8.7 million, or 5.4%, from $161.2 million at June 30, 2001. Securities held-to-maturity decreased $37.4 million, or 39.4%, to $57.5 million at June 30, 2002, from $94.8 million at June 30, 2001. The decrease resulted primarily from securities that were called or matured, with the proceeds deposited into interest-earning accounts. Investments in Federal Home Loan Bank stock increased $15.6 million, to $17.3 million as of June 30, 2002, compared to $1.7 million as of June 30, 2001, due to reinvestment of proceeds from called or matured securities. Total deposits at June 30, 2002, were $278.1 million, up $17.5 million, or 6.7 %, from $260.7 million at June 30, 2001.

         Asset quality remains strong. Our non-performing loans were $222,000, or 0.13% of loans receivable as of June 30, 2002, compared to $3,100 as of June 30, 2001. The increase in non-performing loans was primarily due to community development loans where the developer has experienced delays in completing the project. (See Business - Asset Quality.) The allowance for loan losses to loans receivable was 0.93% as of June 30, 2002 compared to 0.98% as of June 30, 2001. During the year ended June 30, 2002, we recorded recoveries on previously charged-off loans of $3,000, and recorded no charge-offs.

         Total shareholders' equity as of June 30, 2002, was $76.7 million, or 21.1% of total assets, compared to $76.6 million, or 22.2% of total assets at June 30, 2001. On May 13, 2002, Chesterfield Financial announced its intent to repurchase up to 207,200 shares of its common stock. As of June 30, 2002, Chesterfield Financial had repurchased 65,000 shares at an average cost of $17.95 per share. During the year ended June 30, 2002, Chesterfield Financial repurchased a total of 237,189 shares of its common stock at a cost of $4.0 million, an average price of $16.90 per share. We designated 172,189 shares of treasury stock, with an average cost of $16.50 per share, for issuance under the Recognition and Retention Plan. At June 30, 2002, there were 4,088,495 common shares outstanding with a book value of $18.77 per share.

Comparison of Operating Results for the Years Ended June 30, 2002 and 2001

         General. Net income for the year ended June 30, 2002 was $3.3 million, or $0.83 diluted earnings per share, compared to net income of $2.7 million for the year ended June 30, 2001. Return on average assets for 2002 was 0.91%, compared to 0.81% for 2001. The improved return on assets in 2002 was primarily due to investment of proceeds from the mutual-to-stock conversion, while the related increase in average equity resulted in a decrease in return on equity to 4.26% for 2002, compared to 5.76% for last year.

         Total Interest Income. Total interest income decreased by $1.4 million, or 6.7%, to $19.0 million for the year ended June 30, 2002, from $20.4 million for the year ended June 30, 2001. An increase in average interest earning assets of $27.7 million resulted in a volume increase of $1.6 million in interest income that was offset by a rate induced decrease of $3.0 million in interest income, netting a decrease in yield on interest earning assets of 91 basis points, to 5.50% for 2002, from 6.41% for the prior year. The decrease in interest income was the result of the general decline in market interest rates for investments and loans and management's decision to reinvest funds from recently called or matured securities on a short-term basis.

         Interest Expense. Interest expense on deposits decreased by $2.9 million, or 26.4%, to $8.1 million for the year ended June 30, 2002, from $11.0 million for 2001. The decrease was primarily attributable to the general decline in market interest rates for insured deposits and to management's repricing decisions, with the average cost of funds decreasing 1.04%, to 2.98% for the current year, from 4.02% for last year. A $1.4 million net decrease in interest-bearing deposits, and a change in the deposit mix favoring time deposits, resulted in a $220,000 volume increase in interest expense, while reduced rates accounted for a $3.1 million decrease in interest expense. The average cost of passbook accounts dropped 20 basis points, money market accounts 54 basis points, NOW accounts 56 basis points, and time deposits 157 basis points.

         Net Interest Income. Net interest income increased by $1.5 million, or 16.3%, to $10.9 million for the year ended June 30, 2002 from $9.4 million for the same period in 2001. The net interest rate spread and the net interest margin increased during the period as the result of the drop in market interest rates, and helped by the increase in interest-earning assets resulting from investment of the proceeds from the mutual-to-stock conversion. The net interest rate spread increased to 2.52% from 2.39% while the net interest margin increased to 3.16% from 2.95%. The ratio of average interest-earning assets to average interest-bearing liabilities improved to 127.3% for the year ended June 30, 2002, from 116.6% for the same period last year.

         Provision for Loan Losses. Management made no additional provision for loan losses for the year ended June 30, 2002, compared to a $72,000 provision for the year ended June 30, 2001. The provision for 2001 was partially attributable to credit quality concerns associated with certain community development loans and charge-offs recorded during the year. (See Business - Asset Quality.) The credit quality concerns associated with these loans related to the borrower's ability to successfully redevelop certain parcels of land located near Chesterfield Federal's main office.

         Management estimates the probable collectibility of these loans on an ongoing basis based on information made available by the borrower. A development plan for certain parcels was terminated in 2001, and management recorded provisions for the loans based on alternative uses of the land because of the continued uncertainty associated with the borrower's ability to successfully redevelop the parcels. During the current year, four of the community development loans were put on non-accrual status due to failure to make timely payments. All of the related community development loans are reported as "substandard" for regulatory purposes. After a review of the present collectibility of these loans, management determined that no additional provision for loan loss was required.

         The allowance for loan losses decreased to 0.93% of loans outstanding at June 30, 2002 from 0.98% at June 30, 2001. The amount of the allowance is based on estimates and the ultimate losses may vary from the estimates. The allowance for loan losses as of June 30, 2002 is maintained at a level that represents management's best estimate of probable losses in the loan portfolio.

         Non-interest Income. Non-interest income increased $197,000, or 8.6%, to $2.5 million for the year ended June 30, 2002, from $2.3 million for the same period in 2001. The increase was primarily attributable to insurance commissions at Chesterfield Insurance. Insurance commissions increased $192,000, or 10.3%, to $2.1 million in 2002, compared to $1.9 million in 2001.

         Non-interest Expense. Total non-interest expenses increased $867,000, or 11.5%, to $8.4 million for the year ended June 30, 2002, from $7.5 million for the year ended June 30, 2001. The primary causes for the increase were a $515,000, or 11.8% increase in salaries and employee benefits, which included a $346,000 expense for Chesterfield Federal's Recognition and Retention Plan, and a $214,000, or 14.9% increase in other expenses, which included a $134,000 increase in administrative expenses attributable to the newly formed holding company. Equipment expense increased $116,000, or 23.0%, to $621,000 in 2002, compared to $505,000 in 2001, primarily because of a $90,000 change in estimate of the useful life of computers. The computers are being replaced earlier than expected because they will not support updated software being provided by Chesterfield Federal's data processing service. Our annualized ratio of non-interest expense to average assets increased to 2.35% in 2002, compared to 2.29% in 2001, while our efficiency ratio improved to 62.6% for the current year, from 64.4% for the same period last year.

         During the years ended June 30, 2002 and 2001, Chesterfield Insurance incurred operating expenses of $2.1 million and $1.9 million, respectively. The increase was primarily due to a $161,000, or 15.0% increase in salaries and employee benefits, which included a $24,000 expense for the Recognition and Retention Plan (both included in the consolidated numbers in the last paragraph). Chesterfield Insurance reported (unconsolidated) net income of $10,200 for the year ended June 30, 2002, and net losses of $5,500 and $44,000 for the years ended June 30, 2001 and 2000, respectively.

         Provision for Income Taxes. The provision for income taxes of $1.8 million for the year ended June 30, 2002, resulted in an effective tax rate of 35.2%, compared to a provision of $1.4 million and a 34.7% effective tax rate for the same period last year.

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

         The allowance for loan losses increased to 0.98% of loans outstanding at June 30, 2001 from 0.96% at June 30, 2000. The amount of the allowance is based on estimates and the ultimate losses may vary from the estimates. The allowance for loan losses as of June 30, 2001 is maintained at a level that represents management's best estimate of probable losses in the loan portfolio.

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

         At June 30, 2002, Chesterfield Federal had loan commitments of $3.4 million and unused lines of credit of $19.9 million. Chesterfield Federal believes it has adequate resources to fund loan commitments as they arise. If Chesterfield Federal requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago could be made available. At June 30, 2002, approximately $162.3 million of time deposits were scheduled to mature within one year, and we expect that a portion of these time deposits will not be renewed upon maturity, which would reduce our liquidity. If additional liquidity is needed, Chesterfield Federal is permitted to sell its existing loans in the secondary market. However, Chesterfield Federal has not originated any loans for sale in the secondary market, and is restricted from selling loans to some potential purchasers because Chesterfield Federal's loan documents contain provisions that are more favorable to borrowers than permitted by the seller/servicer guidelines of entities like Fannie Mae or Freddie Mac.

         Chesterfield Financial does not engage in any significant business activity other than owning the common stock of Chesterfield Federal. Chesterfield Financial's primary source of funds is income from its investments and principal and interest payments received with respect to the employee stock ownership plan loan. Future dividends from Chesterfield Federal will also be a source of funds for Chesterfield Financial; however, as a stock savings and loan association, Chesterfield Federal is subject to regulatory limitations on its ability to pay cash dividends.

Recent Accounting Pronouncements

         In July 2000, the Financial Accounting Standards Board (FASB) issued two new accounting standards, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 was issued to improve the transparency of the accounting and reporting for business combinations by requiring that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Since this accounting standard applies to business combinations initiated after June 30, 2001, it will have no effect on the Corporation's financial statements unless the Corporation enters into a business combination transaction.

         SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon the adoption of SFAS No. 142, which will be July 1, 2002 for the Corporation. The Corporation has approximately $450,000 of unamortized goodwill that it will discontinue amortizing. The adoption of this standard on July 1, 2002, is expected to result in lower amortization expense of approximately $72,000. The Corporation performed an analysis of goodwill for impairment as of June 30, 2002, and determined that the goodwill was not impaired.

         In June 2001, the FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. This pronouncement will not have a material effect on the Corporation.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 established a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 also resolved significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. This pronouncement will not have a material effect on the Corporation.

         The FASB recently issued SFAS No. 145 and No. 146. SFAS No. 145 applies for years beginning after May 14, 2002 and may be adopted sooner. SFAS No. 145 covers extinguishments of debt and leases and includes some minor technical corrections. Under previous accounting guidance, gains or losses from extinguishments of debt were always treated as extraordinary items. Under SFAS No. 145, they will no longer be considered extraordinary, except under very limited conditions. Upon adoption of SFAS No. 145, any prior gains and losses from extinguishments of debt must be reclassified as ordinary gains and losses. Under SFAS No. 145, if a capital lease is modified to become an operating lease, it will be accounted for as a sale-leaseback, by following the accounting guidance of SFAS No. 98, instead of being accounted for as a sale-leaseback, by following the accounting guidance of SFAS No. 98, instead of being accounted for as a new lease.

         SFAS No. 146 covers accounting for costs associated with exit or long-lived asset disposal activities, such as restructurings, consolidation or closing of facilities, lease termination costs, or employee relocation or severance costs. SFAS No. 146 replaces Emerging Issues Task Force (EITF) 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and may be adopted sooner. A company may not restate its previously issued financial statements. SFAS No. 146 requires exit or long-lived asset disposal costs to be recognized as an expense when the liability is incurred and can be measured at fair value, rather than at the date of making a commitment to an exit or disposal plan. Management does not expect the effects of the future adoptions of SFAS No. 145 and SFAS No. 146 to be material to the Corporation's consolidated financial statements.

Impact of Inflation and Changing Prices

         The consolidated financial statements and related notes of Chesterfield Financial have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------------------

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

         In recent years, management has sought to reduce our interest rate risk by maintaining high levels of liquidity, and emphasizing the origination of shorter-term (seven, 10 or 15 year) residential mortgage loans. In addition, when a borrower refinances a loan during a period of decreasing interest rates, management actively seeks to reduce the term of the refinanced loan.

         Net Portfolio Value. The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution's cash flow from assets, liabilities and off balance sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of NPV. The Office of Thrift Supervision model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the U.S. Treasury yield curve shifts instantaneously and parallel up and down 100 to 300 basis points in 100 basis point increments. A basis point equals one-hundredth of one percentage point, and 100 basis points equals one percentage point. A change in interest rates to 8% from 7% would mean, for example, a 100 basis point increase in the "Change in Interest Rates" column below. The Office of Thrift Supervision provides Chesterfield Federal the results of the interest rate sensitivity model, which is based on information provided by Chesterfield Federal, to estimate the sensitivity of NPV.

         The table below sets forth, as of June 30, 2002, the estimated changes in Chesterfield Federal's NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve.

                                                                  Net Portfolio Value as a Percent
                                 Net Portfolio Value              of Present Value of Assets
                         -------------------------------------    --------------------------------
        Change in
       Interest Rates    Estimated      Amount of                                     Percent
       (basis points)       NPV          Change        Percent        NPV Ratio        Change
       --------------    ---------      ---------      -------        ---------        ------
                                       (Dollars in Thousands)
          +300          $  59,921      $ (15,796)        -21%           16.48%        -3.39%
          +200             65,360        (10,357)        -14            17.69         -2.18
          +100             70,797         (4,920)        -6             18.85         -1.02
            0              75,717            --          --             19.87            --
          -100             77,915         2,198          +3             20.29         +0.42


         Due to the abnormally low prevailing interest rate environment, the OTS report did not provide NPV estimates for -200 and -300 basis points.

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

ITEM 8.     Financial Statements and Supplementary Data
-------------------------------------------------------


                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Chesterfield Financial Corp.
Chicago, Illinois


         We have audited the consolidated balance sheets of Chesterfield Financial Corp. (the Corporation) as of June 30, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chesterfield Financial Corp. as of June 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.



                                             /s/ Crowe, Chizek and Company LLP
                                             ---------------------------------
                                             Crowe, Chizek and Company LLP

Oak Brook, Illinois
August 9, 2002

                          CHESTERFIELD FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2002 and 2001

-------------------------------------------------------------------------------

                                                                      2002               2001
                                                                      ----               ----
ASSETS
Cash and due from financial institutions                        $   7,558,382     $   4,605,214
Interest-bearing deposits                                          83,367,263        60,816,175
Federal funds sold                                                  3,800,000         1,500,000
                                                                -------------     -------------
      Cash and cash equivalents                                    94,725,645        66,921,389
Securities available-for-sale                                      17,373,760        13,405,076
Securities held-to-maturity (fair value:
  2002 - $58,298,527; 2001  - $95,592,595)                         57,482,670        94,846,359
Loans, net                                                        169,881,473       161,203,145
Federal Home Loan Bank stock                                       17,342,100         1,732,900
Premises and equipment, net                                         2,529,244         2,815,796
Accrued interest receivable and other assets                        4,005,204         3,385,542
                                                                -------------     -------------

      Total assets                                              $ 363,340,096     $ 344,310,207
                                                                =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                        $ 278,125,407     $ 260,657,962
Advance payments by borrowers for
  taxes and insurance                                               2,622,335         2,778,305
Accrued expenses and other liabilities                              5,851,221         4,321,380
                                                                -------------     -------------
      Total liabilities                                           286,598,963       267,757,647

Commitments and contingent liabilities                                     --                --

Shareholders' equity
      Preferred stock, $.01 par value per share;
        1,000,000 shares authorized, no shares
        issued and outstanding                                             --                --
      Common stock, $.01 par value per share;
        7,000,000 shares authorized; 4,304,738 shares
        issued; 2002 - 4,088,495 shares outstanding,
        2001 - 4,304,738 shares outstanding                            43,047            43,047
      Additional paid-in capital                                   42,153,300        41,999,352
      Retained earnings                                            41,084,408        37,826,611
      Unearned ESOP shares                                         (3,055,561)       (3,292,878)
      Unearned RRP shares                                          (2,496,015)               --
      Treasury stock, at cost, 65,000 shares                       (1,166,625)               --
      Accumulated other comprehensive income (loss)                   178,579           (23,572)
                                                                -------------     -------------
            Total shareholders' equity                             76,741,133        76,552,560
                                                                -------------     -------------
                  Total liabilities and shareholders' equity    $ 363,340,096     $ 344,310,207
                                                                =============     =============


--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.


                        CONSOLIDATED STATEMENTS OF INCOME
                    Years ended June 30, 2002, 2001, and 2000


                                                 2002             2001            2000
                                                 ----             ----            ----
Interest and dividend income
      Loans, including fees                   $11,793,855     $11,842,137     $11,916,860
      Securities                                4,720,656       4,962,409       3,511,688
      Interest-bearing deposits                 1,627,850       3,286,374       3,795,864
      Other                                       904,682         327,636         338,743
                                              -----------     -----------     -----------
            Total interest income              19,047,043      20,418,556      19,563,155

Interest expense on deposits                    8,102,099      11,005,252      10,746,121
                                              -----------     -----------     -----------
Net interest income                            10,944,944       9,413,304       8,817,034

Provision for loan losses                              --          72,000          83,000
                                              -----------     -----------     -----------

Net interest income after provision
  for loan losses                              10,944,944       9,341,304       8,734,034

Noninterest income
      Insurance commissions                     2,049,264       1,857,508       1,705,376
      Service charges on deposit accounts         288,140         292,611         280,853
      Other                                       138,078         127,736         153,814
                                              -----------     -----------     -----------
                                                2,475,482       2,277,855       2,140,043
Noninterest expense
      Salaries and employee benefits            4,885,614       4,370,506       4,149,079
      Occupancy                                   775,381         772,274         716,088
      Equipment                                   621,071         504,990         473,118
      Data processing                             336,215         324,245         310,433
      Federal deposit insurance                   127,699         120,946         170,613
      Other                                     1,650,414       1,436,403       1,400,368
                                              -----------     -----------     -----------
                                                8,396,394       7,529,364       7,219,699
                                              -----------     -----------     -----------
Income before income taxes                      5,024,032       4,089,795       3,654,378

Income tax expense                              1,766,235       1,418,205       1,320,901
                                              -----------     -----------     -----------
Net income                                   $  3,257,797     $ 2,671,590     $2,333,477
                                             ============     ===========     ==========

Earnings per share
      Basic                                  $       0.84     $      0.10             NA
      Diluted                                        0.83            0.10             NA


--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                               Years ended June 30, 2002, 2001, and 2000

---------------------------------------------------------------------------------------------------------------------------------

                                                       Additional                     Unearned         Unearned
                                          Common        Paid-In      Retained          ESOP             RRP           Treasury
                                           Stock        Capital       Earnings        Shares           Shares           Stock
                                        ----------    -----------    -----------    -----------     -----------     -----------
Balance at June 30, 1999                $       --    $        --    $32,821,544    $        --     $        --     $        --
Net income                                      --             --      2,333,477             --              --              --

Balance at June 30, 2000                        --             --     35,155,021             --              --              --

Issuance of common stock,
  net of expenses                           43,047     41,932,800             --     (3,443,790)             --              --
ESOP shares earned                              --         66,552             --        150,912              --              --
Comprehensive income
   Net income                                   --             --      2,671,590             --              --              --
   Unrealized loss on
     securities available-for-sale,
      net of reclassification
     and tax effects                            --             --             --             --              --              --
        Total comprehensive
           income                        2,648,018
                                        ----------    -----------    -----------    -----------     -----------     -----------
Balance at June 30, 2001                    43,047     41,999,352     37,826,611     (3,292,878)             --              --

Purchases of treasury stock                     --             --             --             --              --      (4,008,314)
ESOP shares earned                              --        153,948             --        237,317              --              --
Grant of RRP shares                             --             --             --             --      (2,841,689)      2,841,689
RRP shares vested                               --             --             --             --         345,674              --
Comprehensive income
   Net income                                   --             --      3,257,797             --              --              --
   Unrealized gain on
     securities available-for-sale,
     net of reclassification
     and tax effects                            --             --             --             --              --              --
        Total comprehensive
           income
                                        ----------    -----------    -----------    -----------     -----------     -----------
            Balance at June 30, 2002    $   43,047    $42,153,300    $41,084,408    $(3,055,561)    $(2,496,015)    $(1,166,625)
                                        ==========    ===========    ===========    ===========     ===========     ===========



-----------------------------------------------------------------------
                                          Accumulated
                                              Other
                                          Comprehensive
                                          Income (Loss)     Total
                                          -------------  ------------
Balance at June 30, 1999                  $      --     $ 32,821,544
Net income                                       --        2,333,477

Balance at June 30, 2000                         --       35,155,021

Issuance of common stock,
  net of expenses                                --       38,532,057
ESOP shares earned                               --          217,464
Comprehensive income
   Net income                                    --        2,671,590
   Unrealized loss on
     securities available-for-sale,
      net of reclassification
     and tax effects                        (23,572)         (23,572)
        Total comprehensive                             ------------
           income
                                          ---------     ------------
Balance at June 30, 2001                    (23,572)      76,552,560

Purchases of treasury stock                      --       (4,008,314)
ESOP shares earned                               --          391,265
Grant of RRP shares                              --               --
RRP shares vested                                --          345,674
Comprehensive income
   Net income                                    --        3,257,797
   Unrealized gain on
     securities available-for-sale,
     net of reclassification
     and tax effects                        202,151          202,151
        Total comprehensive                             ------------
           income                                          3,459,948
                                          ---------     ------------
            Balance at June 30, 2002      $ 178,579     $ 76,741,133
                                          =========     ============



--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.


                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Years ended June 30, 2002, 2001, and 2000

---------------------------------------------------------------------------------------------------------------

                                                                     2002             2001            2000
                                                                     ----             ----            ----
Cash flows from operating activities
     Net income                                                 $  3,257,797     $  2,671,590     $  2,333,477
     Adjustments to reconcile net income to net
       cash provided by operating activities
         Provision for loan losses                                        --           72,000           83,000
         Depreciation and amortization                               531,345          425,093          451,325
         Deferred income tax benefit                                (260,529)        (133,714)        (391,908)
         FHLB stock dividend                                        (609,200)        (123,100)              --
         ESOP compensation expense                                   391,265          217,464               --
         RRP compensation expense                                    345,674               --               --
         Net amortization of securities                               (3,865)          (2,636)          (3,869)
         Amortization of intangibles                                  80,082           77,473          104,548
     Net change in:
         Deferred loan origination fees                               24,430          (80,149)        (108,611)
         Accrued interest receivable and other assets               (439,215)        (134,448)          35,976
         Accrued expenses and other liabilities                    1,425,703          181,674         (176,988)
                                                                ------------     ------------     ------------
              Net cash provided by operating activities            4,743,487        3,171,247        2,326,950

Cash flows from investing activities
     Activity in held-to-maturity securities:
         Maturities, calls, and prepayments                       82,365,155       53,861,339        2,887,970
         Purchases                                               (45,000,000)     (75,018,312)     (25,000,000)
     Activity in available-for-sale securities:
         Maturities, calls, and prepayments                        1,361,387               --               --
         Purchases                                                (5,021,383)     (13,440,773)              --
     Purchase of Federal Home Loan Bank stock                    (15,000,000)              --          (69,500)
     Loan originations and payments, net                          (8,702,758)      (3,918,740)        (333,508)
     Additions to premises and equipment                            (244,793)        (471,150)        (497,821)
                                                                ------------     ------------     ------------
         Net cash provided by (used in) investing activities       9,757,608      (38,987,636)     (23,012,859)

Cash flows from financing activities
     Net change in deposits                                       17,467,445       (2,692,026)       4,219,472
     Net change in advance payments by borrowers
       for taxes and insurance                                      (155,970)         (56,956)          (3,375)
     Net proceeds from stock issuance                                     --       38,532,057               --
     Purchase of treasury stock, at cost                          (4,008,314)              --               --
                                                                ------------     ------------     ------------
         Net cash provided by financing activities                13,303,161       35,783,075        4,216,097
                                                                ------------     ------------     ------------

Net change in cash and cash equivalents                           27,804,256          (33,314)     (16,469,812)

Beginning cash and cash equivalents                               66,921,389       66,954,703       83,424,515
                                                                ------------     ------------     ------------

Ending cash and cash equivalents                                $ 94,725,645     $ 66,921,389     $ 66,954,703
                                                                ============     ============     ============
Supplemental cash flow information:
     Interest paid                                              $  8,249,446     $ 11,057,930     $ 10,683,738
     Income taxes paid                                             1,668,000        1,453,000        1,740,000
Supplemental non-cash disclosures:
     Due to/from broker for securities transactions             $         --     $         --     $ (5,000,000)


--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
--------------------------------------------------------------------------------


NOTE 1 - PLAN OF CONVERSION

On October 17, 2000, the Board of Directors of Chesterfield Federal Savings and Loan Association of Chicago (the Association) adopted a Plan of Conversion to convert from a federal mutual savings bank to a federal stock savings bank with the concurrent formation of a holding company. On May 2, 2001, Chesterfield Financial Corp. (the Corporation) sold 4,304,738 shares of common stock at $10 per share and received proceeds of $38,530,000, net of conversion expenses of $1,070,000 and ESOP shares. Approximately 50% of the net proceeds were used by the Corporation to acquire all of the capital stock of the Association.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial
----------------------------------------------------
statements include the Corporation and its wholly owned subsidiary, the Association. Included in the totals for the Association are the balances from its wholly owned subsidiary, Chesterfield Insurance Services, LLC (CIS). All significant intercompany transactions and balances are eliminated in consolidation.

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

While the Corporation's principal decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performances are evaluated on a

--------------------------------------------------------------------------------

                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

corporate wide basis. Accordingly, all of the Corporation's operations are considered by management to be aggregated in one reportable operating segment.

Use of Estimates: In preparing the consolidated financial statements in
-----------------
conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided. Actual results could differ from the current estimates. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash, deposits with other
-----------
financial institutions under 90 days, and federal funds sold. Net cash flows are reported for loan and deposit transactions.

Securities: Securities are classified as held-to-maturity and carried at
-----------
amortized cost when management has the positive intent and ability to hold them to maturity. Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. All other securities are classified as available-for-sale since the Corporation may decide to sell those securities in response to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported in other comprehensive income. Realized gains and losses on disposition are based on the net proceeds and the adjusted carrying amounts of the securities sold using the specific identification method. Other securities such as Federal Home Loan Bank stock are carried at cost.

Loans: Loans that management has the intent and ability to hold until maturity
------
or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Loan origination fees, net of loan origination costs, are deferred and recognized as interest income over the contractual life of the loan using the interest method.

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

Allowance for Loan Losses: The allowance for loan losses is established as
--------------------------
losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for

--------------------------------------------------------------------------------

                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

loan losses is evaluated quarterly based on management's periodic review of loan collectibility in light of historical experience, the nature and volume of the loan portfolio, peer group information, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision, as more information becomes available or as future events change.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The Corporation did not have any loans that were deemed impaired as of or during the years ended June 30, 2002 and 2001.

Premises and Equipment: Land is carried at cost. Premises and equipment are
-----------------------
stated at cost less accumulated depreciation. Depreciation is computed over the assets' useful lives, ranging from five to forty years, using the straight-line method. The cost of leasehold improvements is amortized using the straight-line method over the term of the lease.

Intangibles: Purchased intangibles, primarily goodwill and a non-compete
------------
agreement related to CIS acquisitions, are recorded at cost and amortized over the estimated life. Goodwill amortization is straight-line over ten years, and the non-compete agreement is straight-line over seven years.

Long-Term Assets: Premises and equipment and other long-term assets are reviewed
-----------------
for impairment when events indicate that their carrying amounts may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

Income Taxes: Income tax expense is the total of the current year income tax due
-------------
or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Employee Stock Ownership Plan: The cost of shares issued to the ESOP but not yet
------------------------------
allocated to participants is presented in the consolidated balance sheet as a reduction of shareholders' equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of the shares committed to be released is recorded as an adjustment to paid-in

--------------------------------------------------------------------------------

                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

capital. Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce debt. Shares are considered outstanding in the earnings per share calculations as they are committed to be released, unallocated shares are not considered outstanding.

Financial Instruments: Financial instruments include off-balance-sheet credit
----------------------
instruments, such as commitments to make loans and unused lines of credit, issued to meet customer-financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Fair Value of Financial Instruments: Fair values of financial instruments are
------------------------------------
estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Loss Contingencies: Loss contingencies, including claims and legal actions
-------------------
arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.

Restrictions on Cash: The Corporation was required to have $504,000 and $498,000
---------------------
of cash on hand to meet regulatory reserve requirements at June 30, 2002 and 2001.

Comprehensive Income: Comprehensive income consists of net income and other
---------------------
comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, net of tax, which is also recognized as a separate component of equity.

Earnings Per Share: The amount reported as earnings per common share for the
-------------------
year ended June 30, 2001 reflects the earnings since May 2, 2001 available to common shareholders divided by the weighted average number of common shares outstanding since that date. Basic earnings per share of common stock has been determined by dividing net income for each period by the weighted average number of shares of common stock outstanding. Diluted earnings per share has been determined by dividing net income for each period by the weighted average number of shares of common stock outstanding and additional shares issuable under the stock option and recognition and retention plans. Common stock issuable under stock options assumes the exercise of stock options and the use of proceeds to purchase treasury stock at the average market price for the period. Common stock issuable under the recognition and retention plan assumes the use of potential unrecognized compensation funding to purchase treasury stock at

--------------------------------------------------------------------------------

                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the average market price for the period. Shares of stock purchased by the ESOP are considered outstanding in the earnings per share calculations as they are committed to be released, unallocated shares are not considered outstanding.

New Accounting Pronouncements: Two new accounting standards were issued in July
------------------------------
2000. Statement No. 141 relates to business combinations and Statement No. 142 relates to goodwill and other intangible assets.

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

Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon the adoption of Statement No. 142, which will be July 1, 2002 for the Corporation. The Corporation has approximately $450,000 of unamortized goodwill that it will discontinue amortizing. Adoption of this standard on July 1, 2002 is expected to result in lower amortization expense of approximately $72,000. The Corporation performed an analysis of goodwill for impairment as of June 30, 2002, and determined that the goodwill was not impaired.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting For Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. This pronouncement will not have a material effect on the Corporation.

In August 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 established a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 also resolved significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. This pronouncement will not have a material effect on the Corporation.

--------------------------------------------------------------------------------

                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The FASB recently issued SFAS No. 145 and No. 146. SFAS No. 145 applies for years beginning after May 14, 2002 and may be adopted sooner. SFAS No. 145 covers extinguishments of debt and leases and includes some minor technical corrections. Under previous accounting guidance, gains or losses from extinguishments of debt were always treated as extraordinary items. Under SFAS No. 145, they will no longer be considered extraordinary, except under very limited conditions. Upon adoption of SFAS No. 145, any prior gains and losses from extinguishments of debt must be reclassified as ordinary gains and losses. Under SFAS No. 145, if a capital lease is modified to become an operating lease, it will be accounted for as a sale-leaseback, by following the accounting guidance of SFAS No. 98, instead of being accounted for as a sale-leaseback, by following the accounting guidance of SFAS No. 98, instead of being accounted for as a new lease. SFAS No. 146 covers accounting for costs associated with exit or long-lived asset disposal activities, such as restructurings, consolidation or closing of facilities, lease termination costs, or employee relocation or severance costs. SFAS No. 146 replaces Emerging Issues Task Force (EITF) 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and may be adopted sooner. A company may not restate its previously issued financial statements. SFAS No. 146 requires exit or long-lived asset disposal costs to be recognized as an expense when the liability is incurred and can be measured at fair value, rather than at the date of making a commitment to an exit or disposal plan. Management does not expect the effects of the future adoptions of SFAS No. 145 and SFAS No. 146 to be material to the Corporation's consolidated financial statements.


NOTE 3 - SECURITIES

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated comprehensive income (loss) were as follows:

                                                   Gross          Gross
                                     Fair        Unrealized     Unrealized
                                     Value         Gains          Losses
                                     -----         -----          ------
June 30, 2002
      FNMA mortgage-backed       $ 9,119,382      $213,513      $     --
      FHLMC mortgage-backed        3,227,965        52,030            --
      Mutual fund                  5,026,413         5,030            --
                                 -----------      --------      --------
            Total                $17,373,760      $270,573      $     --
                                 ===========      ========      ========




--------------------------------------------------------------------------------

                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
--------------------------------------------------------------------------------

NOTE 3 - SECURITIES (Continued)

                                                         Gross        Gross
                                           Fair       Unrealized    Unrealized
                                           Value         Gains        Losses
                                           -----         -----        ------
      June 30, 2001
            FNMA mortgage-backed        $ 9,930,062      $  --      $(28,117)
            FHLMC mortgage-backed         3,475,014         --        (7,599)
                                        -----------      -----      --------
                  Total                 $13,405,076      $  --      $(35,716)
                                        ===========      =====      ========

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

                                                          Gross        Gross
                                        Carrying       Unrealized    Unrealized        Fair
                                         Amount           Gains        Losses          Value
                                         ------           -----        ------          -----
June 30, 2002
    U.S. federal agency - FHLB         $55,000,000      $758,455      $    --      $55,758,455
    FHLMC mortgage-backed                2,034,611        57,402           --        2,092,013
    Tax increment allocation note          448,059            --           --          448,059
                                       -----------      --------      -------      -----------
         Total                         $57,482,670      $815,857      $    --      $58,298,527
                                       ===========      ========      =======      ===========

June 30, 2001
    U.S. federal agency - FHLB         $90,025,000      $636,557      $    --      $90,661,557
    FHLMC mortgage-backed                4,348,301       109,679           --        4,457,980
    Tax increment allocation note          473,058            --           --          473,058
                                       -----------      --------      -------      -----------
         Total                         $94,846,359      $746,236      $    --      $95,592,595
                                       ===========      ========      =======      ===========

The tax increment allocation note was issued by the City of Chicago for a development project located at 95th Street and Western Avenue, which is near the Corporation's main office. The terms of the note include a fixed interest rate of 8.50%, payable semi-annually, and a maturity date of December 1, 2012. Principal payments are required on an annual basis.

--------------------------------------------------------------------------------

                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
--------------------------------------------------------------------------------


NOTE 3 - SECURITIES (Continued)

Contractual maturities of debt securities classified as held-to-maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately:

                                        ------------June 30, 2002------------
                                          Amortized Cost        Fair Value

      Due in one year or less            $    5,026,905      $    5,213,359
      Due from one to five years             45,129,808          45,672,056
      Due from five to ten years              5,231,731           5,261,484
      Due after ten years                        59,615              59,615
      Mortgage-backed                         2,034,611           2,092,013
                                         --------------      --------------
            Total                        $   57,482,670      $   58,298,527
                                         ==============      ==============

There were no pledged securities at June 30, 2002 or at June 30, 2001.

At June 30, 2002 and 2001, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.


NOTE 4 - LOANS

Loans were as follows:
                                                -----------June 30,-----------
                                                    2002               2001

      One-to-four-family mortgage loans         $153,843,368      $147,865,249
      Home equity loans                           11,558,957        10,521,490
      Multi-family and other real estate loans     5,175,063         5,072,485
      Consumer                                     2,621,134         3,155,032
                                                ------------      ------------
            Subtotal                             173,198,522       166,614,256
      Less: Allowance for loan losses              1,576,427         1,573,396
                  Net deferred loan fees             498,545           474,115
                  Undisbursed loan funds           1,242,077         3,363,600
                                                ------------      ------------
            Loans, net                          $169,881,473      $161,203,145
                                                ============      ============

The Corporation's lending activities are concentrated primarily on the southwest side of Chicago and southwest suburbs in the Corporation's immediate geographic area. The largest portion of the Corporation's loans are originated for the purpose of enabling borrowers to purchase

--------------------------------------------------------------------------------

                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
--------------------------------------------------------------------------------


 NOTE 4 - LOANS

residential real estate property secured by first liens on such property and generally maintain loan-to-value ratios of less than 80%. Activity in the allowance for loan losses for the year was as follows.

                              ---------------Years Ended June 30,-------------
                                  2002             2001               2000
                                  ----             ----               ----

Beginning balance              $1,573,396      $ 1,508,020       $ 1,432,360
Provision for loan losses              --           72,000            83,000
Loans charged-off                      --           (7,525)           (7,340)
Recoveries                          3,031              901                --
                               ----------      -----------       -----------
Ending balance                 $1,576,427      $ 1,573,396       $ 1,508,020
                               ==========      ===========       ===========

Non-performing loans were as follows.

                                              -------------June 30,------------
                                                 2002        2001         2000
                                                 ----        ----         ----

Loans past due over 90 days still on accrual  $     --      $   --      $    --
Nonaccrual loans                               222,207       3,078       12,921

Nonperforming loans includes all smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. Loans to related parties as of June 30, 2002 and 2001 did not meet or exceed 5% of shareholders' equity.


NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment were as follows.
                                                    ----------June 30,---------
                                                       2002             2001
                                                       ----             ----

     Land                                           $  559,163      $  559,163
     Buildings                                       3,402,974       3,872,392
     Leasehold improvements                                 --         296,354
     Parking lot improvements                            6,353          46,714
     Furniture, fixtures, and equipment              1,552,414       2,460,610
                                                    ----------      ----------
                                                     5,520,904       7,235,233
     Less accumulated depreciation and amortization  2,991,660       4,419,437
                                                    ----------      ----------
                                                    $2,529,244      $2,815,796
                                                    ==========      ==========

------------------------------------------------------------------------------

                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
--------------------------------------------------------------------------------

NOTE 5 - PREMISES AND EQUIPMENT (Continued)

Rent commitments under a noncancelable-operating lease of premises as of June 30, 2002, were as follows, before considering renewal options that generally are present.

         2003                                          $  104,076
         2004                                             104,076
         2005                                             104,076
         2006                                             104,076
         2007                                              34,692
                                                       ----------

                                                       $  450,996
                                                       ==========


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

In addition to the goodwill recorded related to the purchase of one of the insurance agencies, a $105,000 intangible asset was recorded relating to a noncompete agreement with the owner, which is being amortized over seven years. Goodwill of $719,000 is reported net of accumulated amortization of $269,000 and $201,000 at June 30, 2002 and 2001. These intangible assets are included in accrued interest receivable and other assets in the consolidated balance sheet.


NOTE 7 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows.

                                              ---------June 30,-----------
                                                 2002             2001
                                                 ----             ----

      Investment securities                  $  549,816        $1,256,736
      Loans receivable                          139,848           135,656
      Other                                     216,182            28,082
                                             ----------        ----------

                                             $  905,846        $1,420,474
                                             ==========        ==========

--------------------------------------------------------------------------------

                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
--------------------------------------------------------------------------------



NOTE 8 - DEPOSITS

Deposits were as follows:

                                 --------------June 30,------------
                                     2002                  2001
                                     ----                  ----

Passbook savings                 $ 58,967,897         $ 53,553,198
NOW accounts                       28,258,227           24,049,027
Money market accounts               9,806,087            8,826,744
Time deposits                     181,093,196          174,228,993
                                 ------------         ------------

                                 $278,125,407         $260,657,962
                                 ============         ============

Time deposits of $100,000 or more were $51,378,000 and $47,480,000 at June 30, 2002 and 2001. Deposit amounts in excess of $100,000 are not federally insured.

Scheduled maturities of time deposits at June 30, 2002 were as follows.

               2003                               $162,344,143
               2004                                 11,497,569
               2005                                  3,583,857
               2006                                  2,352,399
               2007 and thereafter                   1,315,228
                                                  ------------
                                                  $181,093,196
                                                  ============

Deposits from principal officers, directors, and their affiliates as of June 30, 2002 and 2001 were approximately $1,567,000 and $945,000, respectively.


NOTE 9 - RETIREMENT PLAN AND OTHER BENEFIT PLANS

The Corporation has a self-administered Employee Retirement (Profit Sharing) Plan, which covers substantially all employees with one or more years of service. The Corporation's obligations under the Plan are limited to annual contributions based upon each employee's compensation and a discretionary percentage rate of 0% to 15% as approved by the Board of Directors.

The Corporation has a Supplemental Benefit Plan for Inside Directors. The Plan is unfunded and provides for fixed amounts plus interest to be credited to participants' accounts over five years, with amounts fully vested at the time they are credited. A participant is entitled to benefit


--------------------------------------------------------------------------------

                                   (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
--------------------------------------------------------------------------------


NOTE 9 - RETIREMENT PLAN AND OTHER BENEFIT PLANS (Continued)

payments upon their separation from service, as defined. Benefits accrued were $1,225,000 and $1,050,000 at June 30, 2002 and 2001.

The Corporation has a Retirement Benefit Plan for Outside Directors. The Plan is unfunded and provides for fixed monthly payments over ten years. A participant is vested upon completion of four years of continuous service, and payments begin upon termination of service with the Board of Directors. Benefits accrued were $375,000 and $351,000 at June 30, 2002 and 2001.

As part of the conversion transaction, the Corporation established an employee stock ownership plan (ESOP) for the benefit of substantially all employees. The ESOP borrowed $3,443,790 from the Corporation and used those funds to acquire 344,379 shares of the Corporation's stock at $10 per share.

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

Contributions to the ESOP during 2002 and 2001 were $343,945 and $247,166. ESOP expenses for 2002 and 2001 were $391,265 and $217,464. Shares held by the ESOP were are as follows:

                                                   2002                2001
                                                   ----                ----

      Allocated shares                             38,823              15,091
      Unallocated shares                          305,556             329,288
                                              -----------         -----------
            Total ESOP shares                     344,379             344,379
                                              ===========         ===========

      Fair value of unallocated shares        $ 5,542,789         $ 4,903,098
                                              ===========         ===========

In November 2001, the Corporation adopted a Recognition and Retention Plan (RRP) that provides for issuance of its common shares to directors, officers, and employees. There are 172,189 shares to be issued under the plan, and rights to receive 172,189 shares over a five-year vesting period were awarded in 2001. The Corporation purchased 172,189 shares of its common stock in open market transactions, at an average cost of $16.50 per share, with the intention of designating these shares for the RRP. Compensation expense is recognized over the vesting period of the shares at cost. Compensation expense for 2002 was $345,674. Unearned compensation is reported as a reduction of shareholders' equity until earned.

-------------------------------------------------------------------------------

                                  (Continued)

The following schedule summarizes expenses recorded related to benefit plans:


                                                   ----------Years Ended June 30,---------
                                                      2002          2001          2000
                                                      ----          ----          ----
Employee retirement (profit sharing) plan           $     --      $180,429      $326,286
Employee stock ownership plan                        391,265       217,464            --
Recognition and retention plan                       345,674            --            --
Supplemental Benefit Plan for Inside Directors       174,835       163,397       152,708
Retirement Benefit Plan for Outside Directors         24,563       104,942        92,713
                                                    --------      --------      --------
      Total expense                                 $936,337      $666,232      $571,707
                                                    ========      ========      ========

During 2002, the Corporation adopted a stock option plan under the terms of which 430,473 shares of the Corporation's common stock were reserved for issuance. The options become exercisable on a cumulative basis in equal installments over a five-year period from the date of grant and expire ten years from the date of grant. The Corporation awarded 430,473 stock options at an exercise price of $16.15 during the year, all of which were outstanding as of June 30, 2002. None of the options were exercisable as of June 20, 2002. The weighted-average fair value of options granted during 2002 was $5.11.

Had compensation cost for stock options been measured using FASB Statement No. 123, 2002 net income and earnings per share would have been the pro forma amounts indicated below:

        Net income as reported                             $     3,257,797
        Pro forma net income                                     2,990,216

        Basic earnings per share as reported               $       0.84
        Pro forma basic earnings per share                         0.77

        Diluted earnings per share as reported             $       0.83
        Pro forma diluted earnings per share                       0.76

The pro forma effects for 2002 are computed using option-pricing models, using the following weighted average assumptions as of grant date:

        Risk free interest rate                                4.78%
        Expected option life                                 7 years
        Expected stock price volatility                       14.21%
        Dividend yield                                            0%

--------------------------------------------------------------------------------

                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
--------------------------------------------------------------------------------

NOTE 9 - RETIREMENT PLAN AND OTHER BENEFIT PLANS (Continued)

Certain members of the Board of Directors have deferred some of their fees in consideration for future payments, including interest. Amounts deferred were approximately $1,917,000 and $1,783,000 as of June 30, 2002 and 2001.


NOTE 10 - INCOME TAXES

Income tax expense (benefit) was as follows.

                 ----------------Years Ended June 30,------------
                     2002              2001              2000

Current          $ 2,026,764       $ 1,551,919       $ 1,712,809
Deferred            (260,529)         (133,714)         (391,908)
                 -----------       -----------       -----------

      Total      $ 1,766,235       $ 1,418,205       $ 1,320,901
                 ===========       ===========       ===========

Effective tax rates differ from the federal statutory rate of 34% applied to financial statement income due to the following:

                                                ---------------Years Ended June 30,--------------
                                                     2002              2001             2000
                                                     ----              ----             ----
Federal statutory rate times income
  before income taxes                            $ 1,708,171        $1,390,530       $1,242,489
Effect of:
      Nondeductible life insurance premiums            1,020               909            2,318
      State taxes, net of federal benefit             60,586            19,800           22,930
      Other, net                                      (3,542)            6,966           53,164
                                                 -----------        ----------       ----------
            Total                                $ 1,766,235        $1,418,205       $1,320,901
                                                 ===========        ==========       ==========

Effective tax rate                                      35.2%             34.7%            36.1%


--------------------------------------------------------------------------------

                                  (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following:


                                                                          ------------June 30,---------
                                                                               2002              2001
                  Deferred tax assets:

            Allowance for loan losses                                     $   609,173       $   609,173
            Deferred loan fees                                                176,596           159,859
            Deferred director fees                                            699,405           649,437
            Unrealized loss on securities available-for-sale                       --            23,572
                        Inside director nonqualified retirement plan          489,948           406,841
            Outside director nonqualified retirement plan                     145,454           135,939
            RRP expense                                                       133,914                --
            Other                                                               8,318                --
                                                                          -----------       -----------

                  Total                                                   $ 2,262,808       $ 1,984,821
                                                                          ===========       ===========

Deferred tax liabilities:
            Loan loss reserve recapture                                   $   (64,185)      $  (192,555)
            Depreciation                                                      (53,490)          (72,860)
            FHLB stock dividend                                              (480,778)         (174,732)
            Loan fees                                                        (393,880)         (335,770)
            Accrued FHLB dividends                                            (83,749)          (10,879)
            Prepaid insurance                                                 (10,432)          (12,730)
            Prepaid service contracts                                         (22,876)          (36,619)
            ESOP expense                                                       (5,680)          (30,910)
            Unrealized gain on securities available-for-sale                  (91,995)               --
            Other                                                                  --           (49,699)
                                                                          -----------       -----------

                  Total                                                   $(1,207,065)      $  (916,754)
                                                                          ===========       ===========

                  Net deferred income tax assets                          $ 1,055,743       $ 1,068,067
                                                                          ===========       ===========

No valuation allowance for deferred tax assets was necessary as of June 30, 2002 and 2001.


Federal income tax laws provided additional bad debt deductions through 1987, totaling $3,479,000. Accounting standards do not require a deferred tax liability to be recorded on this amount, which liability otherwise would total $1,348,000 at June 30, 2002 and 2001. If the Corporation were liquidated or otherwise ceased to be a corporation or if tax laws were to change, this amount would be charged to earnings.

--------------------------------------------------------------------------------

                                   (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
--------------------------------------------------------------------------------


NOTE 11 - REGULATORY MATTERS

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

Actual and required capital amounts (in thousands) and ratios are presented below:

                                                                                   To Be Well
                                                                                Capitalized Under
                                                              For Capital       Prompt Corrective
                                        Actual            Adequacy Purposes     Action Provisions
                                        ------            -----------------     -----------------
                                 Amount         Ratio     Amount       Ratio    Amount        Ratio
                                 ------         -----     ------       -----    ------        -----
June 30, 2002
--------------

  Total Capital to risk-
     weighted assets            $59,506         41.55%   $11,456        8.0%    $14,320        10.0%
   Tier 1 Capital to risk-
     weighted assets             58,228         40.66      5,728        4.0       8,592         6.0
   Tier 1 Capital to
     adjusted assets             58,228         16.05     14,509        4.0      18,137         5.0


June 30, 2001
-------------

  Total Capital to risk-
     weighted assets            $56,234         41.72%   $10,784        8.0%    $13,480        10.0%
   Tier 1 Capital to risk-
     weighted assets             54,724         40.60      5,392        4.0       8,088         6.0
   Tier 1 Capital to
     adjusted assets             54,724         15.90     13,768        4.0      17,211         5.0



--------------------------------------------------------------------------------

                                   (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
--------------------------------------------------------------------------------


NOTE 11 - REGULATORY MATTERS (Continued)

As of June 30, 2002, the most recent notification from regulatory authorities categorized the Association as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following is a reconciliation of the Association's equity under accounting principles generally accepted in the United States of America to regulatory capital (in thousands):

                                                    --------June 30,---------
                                                       2002           2001
                                                       ----           ----

   GAAP equity                                      $ 59,199       $ 55,533
   Disallowed intangible assets                         (499)          (595)
   Accumulated other comprehensive (gain) loss          (179)            23
   Non-qualifying equity instruments                    (293)          (237)
                                                    --------       --------
         Tier I capital                               58,228         54,724
   Other equity instruments                                2            237
   General regulatory loan loss reserves               1,276          1,273
                                                    --------       --------

         Total capital                              $ 59,506       $ 56,234
                                                    ========       ========


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

The contractual amount of financial instruments with off-balance-sheet risk was as follows.

                                          June 30, 2002                        June 30, 2001
                                          -------------                        -------------
                                     Fixed           Variable             Fixed             Variable
                                     Rate              Rate               Rate                Rate
                                     ----              ----               ----                ----

   Commitments to make loans      $3,398,000       $        --        $ 5,259,900         $        --
   Unused lines of credit                 --        19,880,000                 --          16,154,000




--------------------------------------------------------------------------------

                                   (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
--------------------------------------------------------------------------------


NOTE 12 - OFF-BALANCE-SHEET ACTIVITIES (Continued)

Commitments to make loans are generally made for periods of 60 days or less. As of June 30, 2002, fixed rate loan commitments had interest rates ranging from 5.60% to 7.00% and maturities ranging from 7 years to 30 years. As of June 30, 2001, fixed rate loan commitments had interest rates ranging from 6.25% to 8.50% and maturities ranging from 7 years to 30 years.


NOTE 13 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values of financial instruments (in thousands) were as follows.


                                              -------June 30, 2002------    -------June 30, 2001------
                                               Carrying          Fair         Carrying         Fair
                                                Amount           Value         Amount          Value
                                                ------           -----         ------          -----

   Financial assets
            Cash and cash equivalents          $ 94,726        $ 94,726      $ 66,921        $ 66,921
            Securities available-for-sale        17,374          17,374        13,405          13,405
            Securities held-to-maturity          57,483          58,299        94,846          95,593
            Loans, net                          169,881         170,754       161,203         162,449
            Federal Home Loan Bank stock         17,342          17,342         1,733           1,733
            Accrued interest receivable             906             906         1,420           1,420
      Financial liabilities
            Deposits                            278,125         279,181       260,658         261,832
            Accrued interest payable                171             171           319             319



The methods and assumptions used to estimate fair value are described as follows:

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

While these estimates of fair value are based on management's judgment of the most appropriate factors as of the balance sheet date, there is no assurance that the estimated fair values would have been realized if the assets were disposed of or the liabilities settled at that date, since market

--------------------------------------------------------------------------------

                                   (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
--------------------------------------------------------------------------------


NOTE 13 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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


NOTE 14 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

                                                         2002           2001
                                                         ----           ----
   Unrealized holding gains (losses) on securities
                available-for-sale                     $ 306,289      $(35,716)
   Tax effect                                           (104,138)       12,144
                                                       ---------      --------
         Other comprehensive income (loss)             $ 202,151      $(23,572)
                                                       =========      ========


--------------------------------------------------------------------------------

                                   (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
--------------------------------------------------------------------------------


NOTE 15 - EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the earnings per common share computation for the year ended June 30, 2002 and for the two-month period ended June 30, 2001 are as follows:


                                                                         2002              2001
                                                                         ----              ----
   Basic earnings per share
         Earnings per common share
               Net income                                              $3,257,797      $2,671,590
               Less net income of Association prior to conversion              --       2,231,550
                                                                       ----------      ----------

                     Net income available to common shareholders       $3,257,797      $  440,040
                                                                       ==========      ==========

         Weighted average common shares outstanding                     3,901,283       4,297,193

   Basic earnings per share                                            $     0.84      $     0.10
                                                                       ==========      ==========

   Earnings per share assuming dilution
         Net income available to common shareholders                   $3,257,797      $  440,040
                                                                       ==========      ==========

         Weighted average common shares outstanding
           for basic earnings per common share                          3,901,283       4,297,193

         Add dilutive effect of assumed exercises:
               Stock option exercises                                      14,562              --
               RRP share recognition                                        4,084              --
                                                                       ----------      ----------

                                                                        3,919,929       4,297,193
                                                                       ==========      ==========
         Diluted earnings per share                                    $     0.83      $     0.10
                                                                       ==========      ==========



--------------------------------------------------------------------------------

                                   (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
--------------------------------------------------------------------------------

NOTE 16 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                             June 30, 2002 and 2001

                                                       2002             2001
                                                       ----             ----
   ASSETS
   Cash and due from financial institutions        $    19,788      $        --
   Cash on deposit in subsidiary                    14,263,925       17,630,964
                                                   -----------      -----------
         Cash and cash equivalents                  14,283,713       17,630,964
   ESOP loan                                         3,061,373        3,233,563
   Investment in subsidiary                         59,198,509       55,533,234
   Accrued interest receivable and other assets        202,378          247,166
                                                   -----------      -----------
                                                   $76,745,973      $76,644,927

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Accrued expenses and other liabilities          $     4,840      $    92,367
   Shareholders' equity                             76,741,133       76,552,560
                                                   -----------      -----------
                                                   $76,745,973      $76,644,927
                                                   ===========      ===========



                         CONDENSED STATEMENTS OF INCOME
                        For the year ended June 30, 2002,
              and for the period May 2, 2001 through June 30, 2001

                                                                         2002           2001
                                                                         ----           ----
   Interest income
         ESOP loan                                                   $  171,755      $ 36,938
         Deposits in subsidiary                                         323,228        29,176
                                                                     ----------      --------
               Total interest income                                    494,983        66,114

   Operating expenses                                                   181,987        18,206
                                                                     ----------      --------
   Income before income taxes and equity in undistributed
     earnings of subsidiary                                             312,996        47,908

   Income taxes                                                         127,058        16,505
                                                                     ----------      --------
   Income before equity in undistributed earnings of subsidiary         185,938        31,403

   Equity in undistributed earnings of subsidiary                     3,071,859       408,637
                                                                     ----------      --------
   Net income                                                        $3,257,797      $440,040
                                                                     ==========      ========

--------------------------------------------------------------------------------

                                   (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
--------------------------------------------------------------------------------



NOTE 16 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)


                              CONDENSED STATEMENTS OF CASH FLOWS
                               For the year ended June 30, 2002,
                     and for the period May 2, 2001 through June 30, 2001

                                                                                  2002                2001
                                                                                  ----                ----

   Operating activities
         Net income                                                           $  3,257,797       $    440,040
         Adjustments to reconcile net income to net cash provided by operating activities
               Equity in undistributed earnings of subsidiary                   (3,071,859)          (408,637)
               Change in other assets and liabilities                              (42,739)          (154,799)
                                                                              ------------       ------------
                     Net cash provided by (used in) operating activities           143,199           (123,396)

   Investing activities
         Purchase of subsidiary stock                                                   --        (20,987,924)
                                                                              ------------       ------------
               Net cash used in investing activities                                    --        (20,987,924)

   Financing activities
         Net proceeds from sale of common stock                                         --         38,532,057
         Purchase of treasury stock                                             (4,008,314)                --
         Payment for RRP shares                                                    345,674                 --
         Payment received on loan to ESOP                                          172,190            210,227
                                                                              ------------       ------------
               Net cash provided by (used in) financing activities              (3,490,450)        38,742,284
                                                                              ------------       ------------

   Net change in cash and cash equivalents                                      (3,347,251)        17,630,964

   Cash and cash equivalents at beginning of period                             17,630,964                 --
                                                                              ------------       ------------

   Cash and cash equivalents at end of period                                 $ 14,283,713       $ 17,630,964
                                                                              ============       ============

--------------------------------------------------------------------------------

                                   (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
--------------------------------------------------------------------------------





61.NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                 Year Ended June 30, 2002                     Year Ended June 30, 2001
                       -------------Three Months Ended------------    -----------Three Months Ended--------------
                       June 30    March 31     Dec. 31     Sep. 30    June 30     March 31    Dec. 31     Sep. 30
                       -------    --------     -------     -------    -------     --------    -------     -------
   Total interest
     and dividend
     income            $4,410      $4,519      $4,946      $5,172      $5,211      $4,961      $5,095      $5,151
   Net interest
     income             2,696       2,750       2,831       2,668       2,513       2,257       2,285       2,358
   Provision for
     loan losses           --          --          --          --          16          17          20          19
   Income before
     income taxes       1,164       1,110       1,349       1,401       1,022         926       1,002       1,140
                       ------      ------      ------      ------      ------      ------      ------      ------

   Net income          $  741      $  718      $  874      $  925      $  743      $  651      $  602      $  676
                       ======      ======      ======      ======      ======      ======      ======      ======




--------------------------------------------------------------------------------

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and
---------------------------------------------------------------------------
            Financial Disclosure
--------------------------------

            None.
                                    PART III
                                    --------


ITEM 10.    Directors and Executive Officers of the Company
-----------------------------------------------------------

The "Proposal I--Election of Directors" section of the Company's definitive Proxy Statement for the Company's 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement") is incorporated herein by reference.

ITEM 11.     Executive Compensation
-----------------------------------

The "Proposal I--Election of Directors" section of the Company's 2002 Proxy Statement is incorporated herein by reference.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------
            and Related Stockholder Matters
-------------------------------------------

     The "Proposal I--Election of Directors" section of the Company's 2002 Proxy Statement is incorporated herein by reference.

     The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

     Set forth below is certain information as of June 30, 2002 regarding equity compensation to directors and executive officers of the Company that has been approved by stockholders.

===================================== ============================== ====================== =================================

                                       Number of securities to be                            Number of securities remaining
Equity compensation plans approved by   issued upon exercise of       Weighted average        available for issuance under
            stockholders              outstanding options and rights   exercise price                      plan
------------------------------------- ------------------------------ ---------------------- ---------------------------------
     Stock Option Plan.............              430,373                  $ 16.15                           None
------------------------------------- ------------------------------ ---------------------- ---------------------------------

     Recognition and Retention
       Plan  (1)...................              172,189               Not Applicable                       None
------------------------------------- ------------------------------ ---------------------- ---------------------------------

           Total  (2)..............              602,562                  $ 16.15
===================================== ============================== ====================== =================================

(1) Represents shares that have been granted but have not yet vested.
(2) Weighted average exercise price represents Stock Option Plan only, since RRP shares have no exercise price.


ITEM 13.    Certain Relationships and Related Transactions
-----------------------------------------------------------

     The "Transactions with Certain Related Persons" section of the Company's 2002 Proxy Statement is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K
----------------------------------------------------------------------------

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

            (b)         Reports on Form 8-K
                        -------------------
            None.

            (c)         Exhibits
                        ---------
                        3.1 Certificate of Incorporation of Chesterfield Financial Corp.*

                        3.2         Bylaws of Chesterfield Financial Corp.*

                        4 Form of Common Stock Certificate of Chesterfield Financial Corp.*

                        10.1        Form of Employment Agreement*

                        10.2        Form of Severance Plan*

                        10.3        Form of Supplemental Benefit Plan*

                        10.4        2001 Recognition and Retention Plan**

                        10.5        2001 Stock Option Plan**

                        21          Subsidiaries of the Company*

                        99 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------------------
* Incorporated by reference to the Registration Statement on Form S-1 of Chesterfield Financial Corp. (Registration No. 333-53882) initially filed with the Securities and Exchange Commission on January 18, 2001.
** Incorporated by reference to the Proxy Statement of Chesterfield Financial Corp. for the 2001 Annual Meeting of Stockholders (File No. 0-32589), filed with the Securities and Exchange Commission on October 18, 2001. Signatures

                                   Signatures

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CHESTERFIELD FINANCIAL CORP.


Date:  September 23, 2002             By:  /s/ Michael E. DeHaan
                                           -----------------------
                                           Michael E. DeHaan
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)


     Pursuant to the requirements of the Securities Exchange of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.


Signatures                     Title                                 Date
----------                     -----                                 ----

/s/ Michael E. DeHaan          President, Chief Executive            September 23, 2002
-----------------------        Officer and Director (Principal
Michael E. DeHaan              Executive Officer)


/s/ Karen M. Wirth             Treasurer                             September 23, 2002
-----------------------       (Principal Financial and
Karen M. Wirth                 Accounting Officer)


/s/ C. C. DeHaan               Director                              September 23, 2002
-----------------------
C. C. DeHaan


/s/ Robert T. Mangan           Director                              September 23, 2002
-----------------------
Robert T. Mangan


/s/ David M. Steadman          Director                              September 23, 2002
-----------------------
David M. Steadman


/s/ Richard E. Urchell         Director                              September 23, 2002
-----------------------
Richard E. Urchell


/s/ Donald D. Walters          Director                              September 23, 2002
-----------------------
Donald D. Walters


                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002



     I, Michael E. DeHaan, Chairman, President and Chief Executive Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of Chesterfield Financial Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;




    September 23, 2002                              /s/ Michael E. DeHaan
    ------------------                              ----------------------
           Date                                     Michael E. DeHaan
                                                    Chairman, President and
                                                    Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002



I, Karen M. Wirth, Treasurer, certify that:


     1. I have reviewed this annual report on Form 10-K of Chesterfield Financial Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;




     September 23, 2002                     /s/ Karen M. Wirth
     ------------------                     ----------------------------------
            Date                            Karen M. Wirth
                                            Treasurer (Chief Financial Officer)

                             STOCKHOLDER INFORMATION


        Special Legal Counsel                    Stock Transfer Agent

    Luse Gorman Pomerenk & Schick           Registrar and Transfer Company
 5335 Wisconsin Ave. N.W., Suite 400               10 Commerce Drive
         Washington, DC 20015                 Cranford, New Jersey 07016

         Independent Auditors                       Annual Meeting

    Crowe, Chizek and Company LLP          The annual meeting of stockholders
   One Mid America Plaza, Suite 700        of Chesterfield Financial Corp. will
Oakbrook Terrace, Illinois 60181-4450      be held at 12:00 noon on November
                                           19, 2002 at 10801 South Western
           Office Locations                Avenue, Chicago, Illinois.

             Main Office                              Form 10-K

      10801 South Western Avenue           A copy of the Form 10-K as filed
       Chicago, Illinois 60643             with the Securities and Exchange
                                           Commission will be furnished without
            Branch Offices                 charge to stockholders for the most
                                           recent fiscal year upon written
      10701 South Western Avenue           request to Richard E. Urchell, Vice
       Chicago, Illinois 60643             President and Secretary,
                                           Chesterfield Financial Corp., 10801
        10135 S. Roberts Road              South Western Avenue, Chicago,
     Palos Hills, Illinois 60465           Illinois 60643.

       22 West Lincoln Highway
      Frankfort, Illinois 60423              Directors and Executive Officers

                                           Michael E. DeHaan, Chairman,
                                           President and Chief Executive
                                           Officer C. C. DeHaan, Director
                                           Robert T. Mangan, Director David M.
                                           Steadman, Director Richard E.
                                           Urchell, Vice President, Secretary
                                           and Director Donald D. Walters,
                                           Director