Form 10-Q
period 2002-09-30
CHESTERFIELD FINANCIAL CORP
filed 2002-11-13
CIK 1132515

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002


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

                  (1) Yes [X] No
                  (2) Yes [X] No

     The number of shares outstanding of each of the issuer's classes of common stock was 3,814,975 shares of common stock, par value $.01, outstanding as of November 8, 2002.


--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                                    FORM 10-Q


                                      Index
Part I.       Financial Information                                                      Page (s)
-------       ---------------------                                                      --------

Item 1.        Financial Statements

               Consolidated Condensed Balance Sheets as of
                September 30, 2002 and June 30, 2002 (unaudited)                            1

               Consolidated Condensed Statements of Income for the three
                 months ended September 30, 2002 and 2001 (unaudited)                       2

               Consolidated Condensed Statements of Stockholders' Equity
                for the three months ended September 30, 2002 and 2001 (unaudited)          3

               Consolidated Condensed Statements of Cash Flows for the three
                months ended September 30, 2002 and 2001 (unaudited)                        4

                Notes to Consolidated Condensed Financial Statements (unaudited)            5-8

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                       9-11

Item 3.       Quantitative and Qualitative Disclosures about Market Risks                   12

Item 4.       Controls and Procedures                                                       13

Part II.      Other Information

Item 1.       Legal Proceedings                                                             14

Item 2.       Changes in Securities                                                         14

Item 3.       Defaults upon Senior Securities                                               14

Item 4.       Submission of Matters to a Vote of Security Holders                           14

Item 5.       Other Information                                                             14

Item 6.       Exhibits and Reports on Form 8-K                                              14

              Signature Page                                                                15

              Certifications                                                                16-18


CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)
Dollars in thousands

                                                                                   September 30,     June 30,
                                                                                       2002            2002
                                                                                   --------------------------
Assets
Cash and due from financial institutions                                            $   6,634       $   7,559
Interest-earning deposits                                                              88,271          83,367
Federal funds sold                                                                      5,200           3,800
                                                                                     ------------------------
Cash and cash equivalents                                                             100,105          94,726
Securities available-for-sale                                                          21,733          17,374
Securities held to maturity, at amortized cost (approximate fair value of
     $48,024 at September 30, 2002 and $58,299 at June 30, 2002)                       47,031          57,483
Loans receivable, net of allowance for loan losses of $1,579 at
     September 30, 2002 and $1,576 at June 30, 2002                                   166,587         169,881
Federal Home Loan Bank stock                                                           17,558          17,342
Premises and equipment                                                                  2,587           2,529
Accrued interest receivable and other assets                                            4,397           4,005
                                                                                     ------------------------

Total assets                                                                        $ 359,998       $ 363,340
                                                                                    =========================

Liabilities and Stockholders' Equity

Liabilities

Deposits                                                                            $ 277,676       $ 278,126
Advance payments by borrowers for taxes and insurance                                   3,499           2,622
Accrued expenses and other liabilities                                                  5,912           5,851
                                                                                     ------------------------

Total liabilities                                                                     287,087         286,599


Stockholders' equity
Preferred stock, $.01 par value per share, 1,000,000 shares authorized, no
     shares issued and outstanding                                                         --              --
Common stock, $.01 par value per share, 7,000,000 shares authorized; 4,304,738 shares issued; 3,821,975 and 4,088,495 outstanding at September 30, 2002
     and June 30, 2002                                                                     43              43
Additional paid in capital                                                             42,198          42,153
Retained earnings                                                                      41,854          41,085
Unearned Employee Stock Ownership Plan shares                                          (3,001)         (3,056)
Unearned Recognition and Retention Plan shares                                         (2,353)         (2,496)
Treasury stock, at cost                                                                (6,151)         (1,167)
Accumulated other comprehensive income                                                    321             179
                                                                                     ------------------------

Total stockholders' equity                                                             72,911          76,741
                                                                                     ------------------------

Total liabilities and stockholders' equity                                          $ 359,998       $ 363,340
                                                                                    =========================


See accompanying notes to unaudited consolidated condensed financial statements.

CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

                                                         For the three months
                                                          ended September 30,
                                                           2002        2001
                                                         --------------------
Interest income and dividend income
Loans, including fees                                     $2,875      $2,987
Securities                                                   875       1,440
Interest-earning deposits                                    347         580
Federal Home Loan Bank stock dividends                       221         125
Other interest income                                         24          40
                                                          ------      ------
Total interest and dividend income                         4,342       5,172
Interest expense on deposits                               1,665       2,504
                                                          ------      ------
Net interest income before provision for loan losses       2,677       2,668
Provision for loan losses                                     --          --
                                                          ------      ------
Net interest income after provision for loan losses        2,677       2,668

Non-interest income
Insurance commissions                                        584         475
Service charges on deposit accounts                           70          74
Other                                                         43          32
                                                          ------      ------
Total non-interest income                                    697         581

Non-interest expense
Salaries and employee benefits                             1,346       1,083
Occupancy                                                    194         190
Equipment                                                    115         140
Data processing                                               83          79
Federal deposit insurance                                     33          30
Other                                                        393         326
                                                          ------      ------
Total non-interest expense                                 2,164       1,848
                                                          ------      ------

Income before income taxes                                 1,210       1,401
Income tax expense                                           441         476
                                                          ------      ------
Net income                                                $  769      $  925
                                                          ======      ======
Basic earnings per share                                  $ 0.21      $ 0.23
Diluted earnings per share                                $ 0.21      $ 0.23
Comprehensive income                                      $  911      $1,090






See accompanying notes to unaudited consolidated condensed financial statement.

CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited) Three months ended September 30, 2002 and 2001
Dollars in thousands

                                                                                                          Accumulated
                                                Additional                          Unearned    Unearned     Other        Total
                                       Common    Paid-in    Retained    Treasury      ESOP        RRP    Comprehensive Stockholders'
                                        Stock    Capital    Earnings     Stock       Shares      Shares  Income (Loss)   Equity
                                      ============================================================================================
Balance at July 1, 2001               $     43  $ 41,999    $ 37,827   $     --    $ (3,293)   $     --    $    (23)   $ 76,553
Comprehensive income

   Net income                                                    925                                                        925
   Unrealized gain on securities
     available-for-sale, net                                                                                    165         165
                                                                                                                       --------
   Total comprehensive income                                                                                             1,090
  ESOP shares committed to be released                36                                 68                                 104
                                      --------  --------    --------   --------    --------    --------    --------    --------
Balance at September 30, 2001         $     43  $ 42,035    $ 38,752   $     --    $ (3,225)   $     --    $    142    $ 77,747
                                      ========  ========    ========   ========    ========    ========    ========    ========


Balance at July 1, 2002               $     43  $ 42,153    $ 41,085   $ (1,167)   $ (3,056)   $ (2,496)   $    179    $ 76,741
Comprehensive income
   Net income                                                    769                                                        769
   Unrealized gain on securities
     available-for-sale, net                                                                                    142         142
                                                                                                                       --------
   Total comprehensive income                                                                                               911
Purchases of treasury stock                                              (4,984)                                         (4,984)
Amortization of vested RRP shares                                                                   143                     143
ESOP shares committed to be released                  45                                 55                                 100
                                      --------  --------    --------   --------    --------    --------    --------    --------
Balance at September 30, 2002         $     43  $ 42,198    $ 41,854   $ (6,151)   $ (3,001)   $ (2,353)   $    321    $ 72,911
                                      ========  ========    ========   ========    ========    ========    ========    ========

See accompanying notes to unaudited consolidated condensed financial statements.

CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

                                                                                      Three months ended
                                                                                         September 30,
                                                                                    -----------------------
                                                                                    2002            2001
                                                                                    -----------------------

Cash flows from operating activities:
Net income                                                                       $     769        $     925
Adjustments to reconcile net income to net cash from operating activities:
   Provision for loan losses                                                            --               --
   Depreciation                                                                         92              113
   Net amortization of securities                                                       (2)              (1)
   ESOP compensation expense                                                           100              104
   RRP compensation expense                                                            143               --
   Federal Home Loan Bank stock dividends                                             (221)            (125)
   Net change in:
     Deferred loan origination fees                                                     35              (19)
     Accrued interest receivable and other assets                                     (387)            (879)
     Accrued expenses and other liabilities                                            (12)           1,037
                                                                                 ---------        ---------
Net cash from operating activities                                                     517            1,155
                                                                                 ---------        ---------

Cash flows from investing activities:
   Activity in held-to-maturity securities:
      Maturities, calls and payments                                                10,452           25,427
      Purchases                                                                         --          (20,000)
   Activity in available-for-sale securities:
      Payments                                                                         857              153
      Purchases                                                                     (5,000)              --
   Purchase of Federal Home Loan Bank stock                                             --          (15,000)
   Loan originations and payments, net                                               3,260           (1,399)
   Additions to premises and equipment                                                (150)             (25)
                                                                                 ---------        ---------
Net cash from investing activities                                                   9,419          (10,844)
                                                                                 ---------        ---------

Cash flows from financing activities:
   Net change in deposits                                                             (450)           8,430
   Net change in advance payments by borrowers for taxes and insurance                 877            1,031
   Purchase of treasury stock                                                       (4,984)              --
                                                                                 ---------        ---------
Net cash from financing activities                                                  (4,557)           9,461
                                                                                 ---------        ---------

Net change in cash and cash equivalents                                              5,379             (228)

Cash and cash equivalents at beginning of period                                    94,726           66,921
                                                                                 ---------        ---------
Cash and cash equivalents at end of period                                       $ 100,105        $  66,693
                                                                                 =========        =========


See accompanying notes to unaudited consolidated condensed financial statements.

        Notes to Consolidated Condensed Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three months ended September 30, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2003.

Chesterfield Financial Corp. (the "Company") is a Delaware corporation that was organized in January 2001 at the direction of the Board of Directors of Chesterfield Federal Savings and Loan Association (the "Bank") for the purpose of owning all of the outstanding capital stock of the Bank following the completion of the Bank's mutual-to-stock conversion. The Company sold 4,304,738 shares of its common stock in a public offering to eligible depositors and members of the general public (the "Offering"), which was completed on May 2, 2001. Prior to that date, the Company had no assets or liabilities. The accompanying unaudited consolidated condensed financial statements for the three months ended September 30, 2002 and 2001 represent the accounts of the Company, the Bank and its wholly owned subsidiary, Chesterfield Insurance Services, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Note 2 - Capital Resources

The Bank is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material impact on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the entity's assets, liabilities, and certain off-balance sheet items as calculated for regulatory accounting purposes. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of September 30, 2002, the Bank met the capital adequacy requirements to which it is subject. The Bank's tangible equity ratio at September 30, 2002 was 16.47%. The Tier 1 capital ratio was 16.47%, the Tier 1 risk-based capital ratio was 42.60%, and the total risk-based capital ratio was 41.70%.

The most recent notification from the federal banking agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that have changed the Bank's category.

Note 3 - Commitments and Contingencies

At September 30, 2002, the Company had outstanding commitments to make loans of $2.7 million and unused lines of credit outstanding of $19.8 million. At June 30, 2002, the Bank had outstanding commitments to make loans of $3.4 million and unused lines of credit outstanding of $19.9 million.

Note 4 - Earnings Per Share

Basic earnings per share for the three months ended September 30, 2002 and 2001 are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, which were 3,651,642 and 3,978,848, respectively. Unearned Employee Stock Ownership Plan ("ESOP") shares and Unearned Recognition and Retention Plan ("RRP") shares are not considered outstanding for the calculation. Diluted earnings per share for the three months ended September 30, 2002 and 2001 are computed by dividing net income by the weighted average number of shares of common stock outstanding and additional shares issuable under stock option and stock grant plans for the period, which were 3,700,911 and 3,978,848, respectively.

Note 5 - Segment Reporting

The Company's operations are managed along two major operating segments: Banking and Insurance. Loans, investments and deposits provide the revenues in the banking segment. Insurance commissions provide the revenue in the insurance segment. Holding company services have been included in other. All inter-segment services provided are charged at the same rates as those charged to unaffiliated customers. Such services are included in the revenues and net income of the respective segments and are eliminated to arrive at consolidated totals. The accounting policies are the same as those described in the summary of significant accounting policies. Information reported for internal performance assessment is summarized below:

                             Three months ended September 30, 2002
                     -----------------------------------------------------------
                      Banking        Insurance
                      Segment         Segment          Other       Consolidated
                     -----------------------------------------------------------
Net interest income  $   2,599       $       2       $      76       $   2,677
Other revenue              159             601             697
                                                                           (63)
Other expense           (1,607)           (565)         (2,164)
                                                                             8
Income taxes              (418)           (441)
                                                           (14)             (9)
                     ---------       ---------       ---------       ---------
Segment profit       $     733       $      24       $      12       $     769
                     =========       =========       =========       =========

Depreciation         $      77       $      15       $      --       $      92


Segment assets       $ 358,935       $   2,507       $  (1,444)      $ 359,998


                             Three months ended September 30, 2001
                     -----------------------------------------------------------
                      Banking        Insurance
                      Segment         Segment          Other       Consolidated
                     -----------------------------------------------------------
Net interest income  $   2,519       $       2       $     147       $   2,668

Other revenue              158             482             581
                                                                           (59)
Other expense           (1,435)             26          (1,848)
                                                                          (439)
Income taxes              (422)           (476)
                                                           (15)            (39)
                     ---------       ---------       ---------       ---------
Segment profit       $     820       $      30       $      75       $     925
                     =========       =========       =========       =========

Depreciation         $      56       $      21       $      --       $      77


Segment assets       $ 354,957       $   1,984       $    (939)      $ 356,002

Note 6 - New Accounting Pronouncements

Two new accounting standards were issued in July 2000. Statement No. 141 relates to business combinations and Statement No. 142 relates to goodwill and other intangible assets.

Statement No. 141 was issued to improve the transparency of the accounting and reporting for business combinations by requiring that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Since this accounting standard applies to business combinations initiated after June 30, 2001, it will have no effect on the Company's financial statements unless the Company enters into a business combination transaction.

Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceased upon the adoption of Statement No. 142, which was July 1, 2002 for the Company. The Company has approximately $450,000 of unamortized goodwill that it discontinued amortizing. Adoption of this standard on July 1, 2002 will result in lower amortization expense of approximately $72,000 annually. The Company performed an analysis of goodwill for impairment as of June 30, 2002, and determined that the goodwill was not impaired. The impact of this standard on the periods ended September 30, 2002 and 2001 was as follows:

                                                      Three Months Ended
Net Income                                               September 30,
                                                      2002          2001
                                                      ------------------
Reported net income                                   $769          $925
Add back: goodwill amortization                         --            18
                                                      ----          ----
    Adjusted net income                               $769          $943
                                                      ====          ====


                                                       Three Months Ended
Basic and Diluted Earnings Per Common Share               September 30,
                                                        2002        2001

Reported net income                                     $0.21      $0.23
Add back: goodwill amortization                            --       0.01
                                                         ----       ----
    Adjusted net income                                 $0.21      $0.24
                                                        =====      =====


In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting For Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. This pronouncement will not have a material effect on the Company.

In August 2001,  the FASB issued  Statement of  Financial  Accounting  Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 established a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 also resolved significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. This pronouncement will not have a material effect on the Company. Note 6 - New Accounting Pronouncements (continued)

        Notes to Consolidated Condensed Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 6-New Accounting Pronouncements (continued)

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

SFAS No. 146 covers accounting for costs associated with exit or long-lived asset disposal activities, such as restructurings, consolidation or closing of facilities, lease termination costs, or employee relocation or severance costs. SFAS No. 146 replaces Emerging Issues Task Force (EITF) 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and may be adopted sooner. A company may not restate its previously issued financial statements. SFAS No. 146 requires exit or long-lived asset disposal costs to be recognized as an expense when the liability is incurred and can be measured at fair value, rather than at the date of making a commitment to an exit or disposal plan. Management does not expect the effects of the future adoptions of SFAS No. 145 and SFAS No. 146 to be material to the Company's consolidated financial statements.

On October 1, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002, and may be early applied. SFAS No. 147 supersedes SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions acquisitions is to be reclassified to goodwill upon adoption of this Statement. Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements. The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date the Company adopted SFAS No. 142. Adoption of SFAS No. 147 on October 1, 2002 did not have a material effect on the Company's consolidated financial position or results of operations.

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

Liquidity

The Company and Bank's liquidity management objective is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the ability to meet deposit withdrawals on demand or at contractual maturity, and to fund new loans and investments as opportunities arise. The Bank's primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and cash flows generated by investments. External sources of funds primarily consist of increases in deposits. Federal regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. The Bank believes it was in compliance with Office of Thrift Supervision ("OTS") liquidity requirements at September 30, 2002.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, was $517,000 for the three months ended September 30, 2002. Investing activities provided $9.4 million for the three months ended September 30, 2002. Loan principal payments exceeded originations received by $3.3 million. Maturities, calls and payments on securities totaled $11.3 million, while purchases of new securities amounted to $5.0 million. Net cash used in financing activities amounted to $4.6 million for the three months ended September 30, 2002. The
Bank's deposits decreased by $450,000 during the three months ended September 30, 2002. The Company repurchased 275,200 shares of its common stock for $5.0 million, or an average price of $18.11 per share.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

At September 30, 2002, the Bank had outstanding commitments to make loans of $2.7 million and unused lines of credit outstanding of $19.8 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from September 30, 2002 totaled $131.9 million. Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Bank.

Changes in Financial Condition

At September 30, 2002, total assets were $360.0 million, down $3.3 million, or 0.9%, from $363.3 million at June 30, 2002. Loans receivable at September 30, 2002, were $166.6 million, down $3.3 million, or 1.9%, from $169.9 million at June 30, 2002. Securities held-to-maturity decreased $10.5 million, or 18.2%, to $47.0 million at September 30, 2002, from $57.5 million at June 30, 2002. The funds generated by the decrease in loans and securities held-to-maturity were deposited into interest-earning accounts and used to purchase securities available-for-sale and to repurchase the Company's common stock.

Total deposits at September 30, 2002, were $277.7 million, down $450,000, or 0.2%, from $278.1 million at June 30, 2002. Total stockholders' equity as of September 30, 2002, was $72.9 million, or 20.3% of total assets, compared to $76.7 million, or 21.1% of total assets at June 30, 2002. During the quarter ended September 30, 2002, the Company repurchased 275,200 shares of its stock for $5.0 million, or an average price of $18.11per share. At September 30, 2002, there were 3,821,975 shares of common stock outstanding with a book value of $19.08 per share.

Asset Quality

The Company's non-performing loans were $723,000, or 0.43% of loans receivable as of September 30, 2002, compared to $222,000 as of June 30, 2002. The increase in non-performing loans was primarily due to placing nine additional community development loans ($354,000), and one single-family loan ($147,000) in process of refinancing , on non-accrual status.

From August 1997 through December 1999, the Company originated $508,900 of community development loans to a real estate development company to acquire vacant lots and deteriorated buildings. The borrower is attempting to find developers to upgrade the acquired parcels with commercial development. As of September 30, 2002, all of these loans were on non-accrual status. The Company has closely monitored these loans since origination and has established $300,000 in specific valuation reserves on these loans through provisions for loan losses recorded in 1998, 1999, 2000, and 2001. Management has determined that no additional provision for loan loss is required at this time for these community development loans.

The $1.6 million allowance for losses on loans to loans receivable was 0.95% as of September 30, 2002, compared to 0.93% as of June 30, 2002. During the current quarter the Company recorded recoveries on previously charged-off loans of $3,000, and experienced no charge-offs.

Comparison of Operating  Results for the Quarters  Ended  September 30, 2002 and
2001

General. Net income for the quarter ended September 30, 2002, was $769,000 or $0.21 per diluted share. Net income for the quarter was $156,000 less than net income for the quarter ended September 30, 2001, of $925,000, or $0.23 per diluted share. The Company's return on average assets for the quarter ended September 30, 2002, was 0.85%, compared to 1.05% for the quarter ended September 30, 2001. Return on equity was 4.14% for the quarter ended September 30, 2002, compared to 4.80% for the same period last year.

Total Interest Income. Total interest income decreased by $830,000, or 16.1%, to $4.3 million for the quarter ended September 30, 2002, from $5.2 million for the quarter ended September 30, 2001. An increase in average interest

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------

earning assets of $7.5 million between periods was offset by a decrease in yield on interest earning assets to 4.99% for the quarter ended September 30, 2002, from 6.07% for the same quarter last year, as a result of the general decline in market interest rates and management's decision to reinvest funds in short term investments.

Interest Expense. Interest expense on deposits decreased by $839,000, or 33.5%, to $1.7 million for the quarter ended September 30, 2002, from $2.5 million for the same period in 2001. The decrease was primarily attributable to the decline in market interest rates for insured deposits, with the average cost of funds decreasing to 2.39% for the current period, from 3.79% for the same period last year, offset to some extent by a $13.2 million increase in the average balances of deposit accounts.

Net Interest Income. Net interest income was $2.7 million for each of the quarters ended September 30, 2002 and 2001. The net interest rate spread increased and the net interest margin decreased between the periods as a result of the combination of a drop in market interest rates and a $5.7 million decrease in net interest-earning assets. The net interest rate spread was 2.60% for quarter ended September 30, 2002, compared to 2.28% for the same quarter last year, while the net interest margin decreased to 3.07% from 3.12%. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 124.98% for the quarter in 2002, from 128.61% for the same period in 2001.

Provision for Loan Losses. Management made no additional provision for loans losses for the quarters ended September 30, 2002 and 2001. The allowance for loan losses increased to 0.95% of loans outstanding at September 30, 2002, from 0.93% at June 30, 2002. The amount of the allowance is based on estimates and the ultimate losses may vary from the estimates. The allowance for loan losses as of September 30, 2002 is maintained at a level that represents management's best estimate of probable losses in the loan portfolio.

Non-interest Income. Non-interest income increased $116,000, or 20.0%, to $697,000 for the quarter ended September 30, 2002, compared to $581,000 for the same period in 2001. Insurance commissions generated by the Bank's insurance subsidiary increased $109,000, to $584,000 in 2002, compared to $475,000 in 2001.

Non-interest Expense. Total non-interest expenses increased $316,000, or 17.1%, to $2.2 million for the quarter ended September 30, 2002, from $1.8 million for the quarter ended September 30, 2001. The primary causes for the increase in non-interest expense were salaries and benefits and other expenses. Salaries and benefits increased $263,000, or 24.3% during the period primarily as a result of the amortization of shares granted in November 2001 under the Company's Recognition and Retention Plan ("RRP"). The Company's RRP expense for the quarter ended September 30, 2002, was $146,000.

Direct selling expenses incurred by the insurance agency increased $67,000, to $124,000 for the quarter ended September 30, 2002, compared to $57,000 for the quarter ended September 30, 2001, leaving a gross margin of $480,000 in 2002, compared to $428,000 in 2001. The increase in selling expenses was primarily due to producer and broker commissions. Direct selling expenses are included on other non-interest expense in the consolidated financial statements.

The annualized ratio of non-interest expense to average assets increased to 2.39% in 2002, compared to 2.10% in 2001, while the Company's efficiency ratio was 64.14% for the current quarter, compared to 56.88% for the same period last year.

Provision for Income Taxes. The provision for income taxes of $441,000 for the quarter ended September 30, 2002, resulted in an effective tax rate of 36.45%, compared to a provision of $476,000 and a 33.98% effective tax rate for the same quarter last year. The primary reason for the increase was a $40,000 increase in state income taxes resulting from a decrease in U. S. Government and Agency interest that reduces state taxable income.

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

The table below sets forth, as of June 30, 2002 (the most recent date available), the estimated changes in the Bank's NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve.

                                                                                      Net Portfolio Value as a % of
                                    Net Portfolio Value                                Present Value of Assets
                     ---------------------------------------------------           ----------------------------------
    Change in        Estimated NPV       Amount of         Percent                    NPV Ratio          Percent
  Interest Rates
  (basis points)                          Change                                                         Change
---------------------------------------------------------------------------------------------------------------------
                             (in thousands)
    +300 bp           $  59,921         $ (15,796)          (21)%                       16.48%           (3.39)%
    +200                 65,360           (10,357)          (14)                        17.69            (2.18)
    +100                 70,797            (4,920)           (6)                        18.85            (1.02)
       0                 75,717                --            --                         19.87              --
   - 100                 77,915              2,198            3                         20.29             0.42


For the June 30, 2002 reporting cycle the OTS suppressed all model outputs associated with the negative 200 basis point and negative 300 basis point scenarios because of the abnormally low prevailing interest rate environment.

                             Controls and Procedures
--------------------------------------------------------------------------------

Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

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

Item 5.    Other Information

                Not applicable

Item 6.    Exhibits and Reports on Form 8-K

                (a)    Exhibits
                99 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                (b)    Reports on Form 8-K
                          None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Chesterfield Financial Corp.


Dated:   November 8, 2002         /s/ Michael E. DeHaan
                                  ----------------------------------------------
                                  Michael E. DeHaan
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



Dated:  November 8, 2002          /s/ Karen M. Wirth
                                  ----------------------------------------------
                                  Karen M. Wirth
                                  Treasurer
                                  (Principal Financial and Accounting Officer)

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Michael E. DeHaan, Chairman, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chesterfield Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 8, 2002                               /s/ Michael E. DeHaan
----------------                               ---------------------------------
   Date                                        Michael E. DeHaan
                                               Chairman, President and
                                               Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Karen M. Wirth, Treasurer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chesterfield Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 8, 2002                             /s/ Karen M. Wirth
----------------                             -----------------------------------
   Date                                      Karen M. Wirth
                                             Treasurer (Chief Financial Officer)