Form 10-Q
period 2002-12-31
CHESTERFIELD FINANCIAL CORP
filed 2003-02-14
CIK 1132515

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002


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

              (1) Yes  X  No
                     ----    ----
              (2) Yes  X  No
                     ----    ----
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

              Yes         No   X
                  ----       -----

     The number of shares outstanding of each of the issuer's classes of common stock was 3,896,314 shares of common stock, par value $.01, outstanding as of February 10, 2003.


--------------------------------------------------------------------------------



                          CHESTERFIELD FINANCIAL CORP.
                                    FORM 10-Q


                                      Index

Part I.       Financial Information                                              Page (s)
-------       ---------------------                                              --------

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of
         December 31, 2002 (unaudited) and June 30, 2002                            3

         Consolidated Condensed Statements of Income for the three
         and six months ended December 31, 2002 and 2001 (unaudited)                4

         Consolidated Condensed Statements of Stockholders' Equity
         for the six months ended December 31, 2002 and 2001 (unaudited)            5

         Consolidated Condensed Statements of Cash Flows for the six
         months ended December 31, 2002 and 2001 (unaudited)                        6

         Notes to Consolidated Condensed Financial Statements (unaudited)           7-10

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                      11-14

Item 3.  Quantitative and Qualitative Disclosures about Market Risks                15

Item 4.  Controls and Procedures                                                    16

Part II.      Other Information
--------      -----------------

Item 1.       Legal Proceedings                                                     17

Item 2.       Changes in Securities                                                 17

Item 3.       Defaults upon Senior Securities                                       17

Item 4.       Submission of Matters to a Vote of Security Holders                   17

Item 5.       Other Information                                                     17

Item 6.       Exhibits and Reports on Form 8-K                                      17

              Signature Page                                                        18

              Certifications                                                        19-21



CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)
Dollars in thousands

                                                                                   December 31,          June 30,
Assets                                                                                 2002                2002
-----------------------------------------------------------------------------------------------------------------
Cash and due from financial institutions                                            $   8,945           $   7,559
Interest-earning deposits                                                              85,061              83,367
Federal funds sold                                                                      5,800               3,800
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                              99,806              94,726
Securities available-for-sale                                                          20,277              17,374
Securities held to maturity, at amortized cost (approximate fair value of
     $57,472 at December 31, 2002 and $58,299 at June 30, 2002)                        56,358              57,483
Loans receivable, net of allowance for loan losses of $1,379 at
     December 31, 2002 and $1,576 at June 30, 2002                                    158,685             169,881
Federal Home Loan Bank stock                                                           17,779              17,342
Premises and equipment                                                                  2,487               2,529
Accrued interest receivable and other assets                                            4,680               4,005
-----------------------------------------------------------------------------------------------------------------

Total assets                                                                        $ 360,072           $ 363,340
=================================================================================================================

-----------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
                                                                                    $ 278,706           $ 278,126
Liabilities

Deposits
Advance payments by borrowers for taxes and insurance                                   2,287               2,622
Accrued expenses and other liabilities                                                  6,587               5,851
-----------------------------------------------------------------------------------------------------------------

Total liabilities                                                                     287,580             286,599


Stockholders' equity

Preferred stock, $.01 par value per share, 1,000,000 shares authorized, no
     shares issued and outstanding                                                        -                   -
Common stock, $.01 par value per share, 7,000,000 shares authorized; 4,304,738 shares issued; 3,896,314 and 4,239,738 outstanding at December 31, 2002 and
     June 30, 2002                                                                         43                  43
Additional paid in capital                                                             42,282              42,153
Retained earnings                                                                      42,468              41,085
Unearned ESOP shares                                                                   (2,945)             (3,056)
Unearned RRP shares                                                                    (2,209)             (2,496)
Treasury stock, at cost                                                                (7,444)             (1,167)
Accumulated other comprehensive income                                                    297                 179
-----------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                             72,492              76,741
-----------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                          $ 360,072           $ 363,340
=================================================================================================================


See accompanying notes to unaudited consolidated condensed financial statements.



CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

                                                              Three months ended          Six months ended
                                                                  December 31,               December 31,
                                                              ------------------------------------------------
                                                                2002          2001        2002          2001
--------------------------------------------------------------------------------------------------------------
Interest and dividend income
Loans, including fees                                         $ 2,811       $ 2,958     $ 5,686       $ 5,945
Securities                                                        708         1,395       1,583         2,835
Interest-earning deposits                                         333           319         680           899
Federal Home Loan Bank stock dividends                            269           245         490           370
Other interest income                                              24            29          48            69
--------------------------------------------------------------------------------------------------------------
Total interest and dividend income                              4,145         4,946       8,487        10,118
Interest expense on deposits                                    1,467         2,115       3,132         4,619
--------------------------------------------------------------------------------------------------------------
Net interest income before provision for loan losses            2,678         2,831       5,355         5,499
Provision for loan losses                                        (200)          -          (200)          -
--------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses             2,878         2,831       5,555         5,499

Non-interest income
Insurance commissions                                             786           563       1,370         1,038
Service charges on deposit accounts                                68            77         138           151
Other                                                              28            37          71            69
--------------------------------------------------------------------------------------------------------------
Total non-interest income                                         882           677       1,579         1,258


Non-interest expense
Salaries and employee benefits                                  1,391         1,210       2,737         2,293
Occupancy                                                         201           210         395           400
Equipment                                                         121           127         236           267
Data processing                                                    85            83         168           162
Federal deposit insurance                                          33            30          66            60
Insurance agency bad debt expense                                 199             5         203             9
Other                                                             479           494         868           816
--------------------------------------------------------------------------------------------------------------
Total non-interest expense                                      2,509         2,159       4,673         4,007
--------------------------------------------------------------------------------------------------------------

Income before income taxes                                      1,251         1,349       2,461         2,750
Income tax expense                                                463           475         904           951
--------------------------------------------------------------------------------------------------------------

Net income                                                    $   788       $   874     $ 1,557       $ 1,799
--------------------------------------------------------------------------------------------------------------
Basic earnings per share                                      $  0.23       $  0.22     $  0.44       $  0.45
--------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                    $  0.22       $  0.22     $  0.43       $  0.45
--------------------------------------------------------------------------------------------------------------
Comprehensive income                                          $   764       $   739     $ 1,675       $ 1,829
--------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated condensed financial statements.



CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
Six months ended December 31, 2002 and 2001
Dollars in thousands

                                                             Additional                                     Unearned
                                               Common         Paid-in          Retained       Treasury        ESOP
                                               Stock          Capital          Earnings        Stock         Shares
                                              ======================================================================

Balance at July 1, 2001                       $     43        $ 41,999        $ 37,827        $    -        $ (3,293)
Comprehensive income

   Net income                                                                    1,799
   Unrealized gain on securities

     available-for-sale, net


   Total comprehensive income

Grant of shares under RRP                                          601

Amortization of vested RRP shares

ESOP shares committed to be released                                65                                           119
                                              ----------------------------------------------------------------------
Balance at December 31, 2001                  $     43        $ 42,665        $ 39,626        $    -        $ (3,174)
                                              ======================================================================

Balance at July 1, 2002                       $     43        $ 42,153        $ 41,085        $ (1,167)     $ (3,056)
Comprehensive income
   Net income
                                                                                 1,557
   Unrealized gain on securities
     available-for-sale, net



   Total comprehensive income

Dividends paid
                                                                     1            (174)                            2
Purchases of treasury stock                                                                     (6,277)
Amortization of vested RRP shares

Income tax benefit of RRP vesting
                                                                    34
ESOP shares committed to be released                94                                                           109
                                              ----------------------------------------------------------------------
Balance at December 31, 2002                  $     43        $ 42,282        $ 42,468        $ (7,444)     $ (2,945)
                                              ======================================================================



                                                             Accumulated
                                              Unearned         Other             Total
                                                RRP         Comprehensive     Stockholders'
                                               Shares       Income (Loss)       Equity
                                              ==============================================

Balance at July 1, 2001                         $   -         $    (23)       $ 76,553
Comprehensive income

   Net income                                                                   1,799
   Unrealized gain on securities

     available-for-sale, net                                        30              30
                                                                              --------

   Total comprehensive income                                                    1,829

Grant of shares under RRP                       (2,815)                         (2,214)

Amortization of vested RRP shares                   63                              63

ESOP shares committed to be released                                               184
                                              ----------------------------------------------
Balance at December 31, 2001                  $ (2,752)       $      7        $ 76,415
                                              ==============================================

Balance at July 1, 2002                       $ (2,496)       $    179        $ 76,741
Comprehensive income
   Net income
                                                                                 1,557
   Unrealized gain on securities
     available-for-sale, net
                                                                   118             118
                                                                              --------

   Total comprehensive income
                                                                                 1,675
Dividends paid
                                                                                  (171)
Purchases of treasury stock                                                     (6,277)
Amortization of vested RRP shares
                                                   287                             287
Income tax benefit of RRP vesting
                                                                                    34
ESOP shares committed to be released                                               203
                                              ----------------------------------------------
Balance at December 31, 2002                  $ (2,209)       $    297        $ 72,492
                                              ==============================================


See accompanying notes to unaudited consolidated condensed financial statements.




CHESTERFIELD FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows (unaudited)
Dollars in thousands

                                                                                         Six months ended
                                                                                           December 31,
------------------------------------------------------------------------------------------------------------
                                                                                       2002          2001
------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                                                         $    1,557     $    1,799
Adjustments to reconcile net income to net cash from operating activities:
   Provision for loan losses                                                             (200)             -
   Depreciation and amortization                                                          205            224
   Net amortization of securities                                                         (28)            (2)
   ESOP compensation expense                                                              203            184
   RRP compensation expense                                                               287             63
   Federal Home Loan Bank stock dividends                                                (437)          (153)
   Net change in:
     Deferred loan origination fees                                                        21             34
     Accrued interest receivable and other assets                                        (655)          (953)
     Accrued expenses and other liabilities                                               708          1,236
------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                      1,661          2,432
------------------------------------------------------------------------------------------------------------
Cash flows from investing activities: Activity in held-to-maturity securities:
      Maturities, calls and payments                                                   21,083         50,941
      Purchases                                                                       (19,934)       (30,000)
   Activity in available-for-sale securities:
      Payments                                                                          2,280            392
      Purchases                                                                        (5,000)             -
   Purchase of Federal Home Loan Bank Stock                                                 -        (15,000)
   Loan originations and payments, net                                                 11,348           (725)
   Additions to premises and equipment                                                   (155)          (210)
---------------------------------------------------------------------------------------------------------------
Net cash from investing activities                                                      9,622          5,398
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Net change in deposits                                                                 580         12,733
   Net change in advance payments by borrowers for taxes and insurance                   (335)          (245)
   Dividends paid                                                                        (171)             -
   Purchase of treasury stock                                                          (6,277)        (2,214)
------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                                     (6,203)        10,274
------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                 5,080         18,104
Cash and cash equivalents at beginning of period                                       94,726         66,921
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $   99,806     $   85,025
------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:

   Due to brokers for securities transactions                                      $  -           $    5,000
------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated condensed financial statements.



Notes to Consolidated Condensed Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three and six months ended December 31, 2002 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2003.

Chesterfield Financial Corp. (the "Company") is a Delaware corporation that was organized in January 2001 at the direction of the Board of Directors of Chesterfield Federal Savings and Loan Association (the "Bank") for the purpose of owning all of the outstanding capital stock of the Bank following the completion of the Bank's mutual-to-stock conversion. The Company offered for sale 4,304,738 shares of its outstanding common stock in a public offering to eligible depositors and members of the general public (the "Offering"), which was completed on May 2, 2001. The accompanying unaudited consolidated condensed financial statements for the three and six months ended December 31, 2002 and 2001 represent the accounts of the Company, the Bank and its wholly owned subsidiary, Chesterfield Insurance Services, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of December 31, 2002, the Bank met the capital adequacy requirements to which it is subject. The Bank's tangible equity ratio at December 31, 2002 was 16.74%. The Tier 1 capital ratio was 16.74%, the Tier 1 risk-based ratio was 43.05%, and the total risk-based capital ratio was 43.97%.

The most recent notification from the federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that have changed the Bank's category.

Note 3 - Commitments and Contingencies

At December 31, 2002, the Company had outstanding commitments to make loans of $3.9 million and unused lines of credit outstanding of $20.3 million. At June 30, 2002, the Bank had outstanding commitments to make loans of $3.4 million and unused lines of credit outstanding of $19.9 million.

Notes to Consolidated Condensed Financial Statements (unaudited)
----------------------------------------------------------------

Note 4 - Earnings Per Share

Basic earnings per share for the three months ended December 31, 2002 and 2001 was computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, which were 3,492,676 and 3,955,206, respectively. Basic earnings per share for the six months ended December 31, 2002 and 2001 was computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, which were 3,572,159 and 3,967,027, respectively. Unearned Employee Stock Ownership Plan ("ESOP") shares and unearned Recognition and Retention Plan ("RRP") shares are not considered outstanding for the calculation. Diluted earnings per share for the three months ended December 31, 2002 and 2001 was computed by dividing net income by the weighted average number of shares of common stock outstanding and additional shares issuable under stock option and stock grant plans for the period, which were 3,562,902 and 3,957,643, respectively. Diluted earnings per share for the six months ended December 31, 2002 and 2001 was computed by dividing net income by the weighted average number of shares of common stock outstanding and additional shares issuable under stock option and stock grant plans for the period, which were 3,632,009 and 3,968,246, respectively.

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



Dollars in thousands                             Six months ended December 31, 2002
                                    -------------------------------------------------------------
                                        Segment        Segment        Other       Consolidated
                                    -------------------------------------------------------------
Net interest income                         $ 5,236         $   4        $  115         $  5,355
Provision for loan losses                     (200)             -             -            (200)
Other revenue
                                                470         1,388         (279)            1,579
Other expense                               (3,303)       (1,349)          (21)          (4,673)
Income taxes                                  (867)          (17)          (20)            (904)
                                    -------------------------------------------------------------
Segment profit                             $  1,736         $  26      $  (205)         $  1,557
                                    =============================================================

Depreciation                                $   159         $  38         $   -          $   197
Provision for loan loss                       (200)             -             -            (200)
Segment assets                            $ 358,376       $ 3,273      $(1,577)         $360,072



                                                 Six months ended December 31, 2001
                                    -------------------------------------------------------------
                                        Banking       Insurance
                                        Segment        Segment        Other       Consolidated
                                    -------------------------------------------------------------
Net interest income                         $ 5,213         $   5        $  281         $  5,499
Provision for loan losses                         -             -             -                -
Other revenue                                   295         1,054          (91)            1,258
Other expense                               (2,976)       (1,018)          (13)          (4,007)
Income taxes                                  (845)          (16)          (90)            (951)
                                    -------------------------------------------------------------
Segment profit                             $  1,687        $   25         $  87         $  1,799
                                    =============================================================

Depreciation                                $   188        $   36         $   -          $   244
Amortization of goodwill                          -            30             -               30
Segment assets                            $ 361,933       $ 2,152     $ (1,189)         $362,896
                                    -------------------------------------------------------------


Notes to Consolidated Condensed Financial Statements (unaudited)
----------------------------------------------------------------


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

Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceased upon the adoption of Statement No. 142, which was July 1, 2002 for the Company. The Company has approximately $450,000 of unamortized goodwill that it discontinued amortizing. Adoption of this standard on July 1, 2002 will result in lower amortization expense. The Company performed an analysis of goodwill for impairment as of June 30, 2002, and determined that the goodwill was not impaired. The impact of this standard on the six-month periods ended December 31, 2002 and 2001 was as follows:



                                               Three Months Ended     Six Months Ended
                                                   December 31,          December 31,
                                                -----------------------------------------
                                                 2002       2001       2002         2001
                                                 ----       ----       ----         ----

Net Income
Reported net income                             $   788    $  874    $  1,557    $  1,799

Add back: goodwill amortization
                                                    -          30         -            30
                                                -----------------------------------------

       Adjusted net income                      $   788    $   30    $  1,557    $  1,829
                                                =========================================

Basic and Diluted Earnings per Common Share
Reported net income                             $  0.23    $ 0.22    $   0.44    $   0.45

Add back: goodwill amortization
                                                    -        0.01          -         0.01
                                                -----------------------------------------

       Adjusted net income                      $  0.23    $0.23     $   0.44    $   0.46
                                                =========================================


In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting For Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. This pronouncement did not have a material effect on the Company's consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 established a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 also resolved significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. This pronouncement did not have a material effect on the Company's consolidated financial statements.

Notes to Consolidated Condensed Financial Statements (unaudited)
----------------------------------------------------------------


Note 6 - New Accounting Pronouncements (continued)

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

SFAS No. 146 covers accounting for costs associated with exit or long-lived asset disposal activities, such as restructurings, consolidation or closing of facilities, lease termination costs, or employee relocation or severance costs. SFAS No. 146 replaces Emerging Issues Task Force (EITF) 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and may be adopted sooner. A company may not restate its previously issued financial statements. SFAS No. 146 requires exit or long-lived asset disposal costs to be recognized as an expense when the liability is incurred and can be measured at fair value, rather than at the date of making a commitment to an exit or disposal plan. Management does not expect the effects of the adoptions of SFAS No. 145 and SFAS No. 146 to have any effect on the Company's consolidated financial statements.

On October 1, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002, and may be early applied. SFAS No. 147 supersedes SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions acquisitions is to be reclassified to goodwill upon adoption of this Statement. Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements. The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date the Company adopted SFAS No. 142. Adoption of SFAS No. 147 on October 1, 2002 did not have any effect on the Company's consolidated financial statements.

FASB Statement (FAS) 148, Accounting for Stock-Based Compensation - Transition and Disclosure was issued in December 2002. Management is currently studying the requirements of FAS 148. It applies to annual financial statements for fiscal years ending after December 15, 2002 and to interim financial statements for interim periods beginning after December 15, 2002. FAS 148:

o requires more prominent disclosure of how an entity's accounting policy for compensation affects net income;

o    amends FAS 123 to provide three choices regarding how to adopt FAS 123; and

o amends APB 28, Interim Financial Reporting, to require companies still using APB Opinion 25 for stock-based compensation to provide tabular disclosure in interim financial statements of the effects that using FAS 123 would have on compensation expense, net income, and earnings per share.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------


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

Liquidity

The Company's and the Bank's liquidity management objective is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the ability to meet deposit withdrawals on demand or at contractual maturity, and to fund new loans and investments as opportunities arise. The Bank's primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and cash flows generated by investments. External sources of funds primarily consist of increases in deposits. Federal regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. At December 31, 2002, the Bank believes it was in compliance with Office of Thrift Supervision ("OTS") liquidity requirements.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, $1.7 million, consisting primarily of interest and dividends received less interest paid on deposits for the six months ended December 31, 2002. The Company was provided $9.6 million by investing activities for the six months ended December 31, 2002. Loan principal repayments exceeded originations by $11.3 million. Maturities, calls and payments on securities totaled $23.4 million, while purchases of new securities amounted to $24.9 million. Net cash used in financing activities amounted to $6.2 million for the six months ended December 31, 2002, primarily in repurchasing $6.3 million of the Company's common stock at an average cost of $18.28 per share. At December 31, 2002, the Bank had outstanding commitments to

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

make loans of $3.9 million and unused lines of credit outstanding of $20.3 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 2002 totaled $156.6 million. Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Bank.

Changes in Financial Condition

At December 31, 2002, total assets were $360.1 million, down $3.3 million, or 0.9%, from $363.3 million at June 30, 2002. Cash and cash equivalents increased $5.1 million, or 5.4%, to $99.8 million at December 31, 2002, compared to $94.7 million at June 30, 2002. Loans receivable at December 31, 2002, were $158.7 million, down $11.2 million, or 6.6%, from $169.9 million at June 30, 2002. Total deposits at December 31, 2002 were $278.7 million, up $580,000, or 0.2%, from $278.1 million at June 30, 2002.

Total stockholders' equity as of December 31, 2002 was $72.5 million, or 20.1% of total assets, compared to $76.7 million, or 21.1% of total assets at June 30, 2002. On October 22, 2002 the Board of Directors of the Company declared its first quarterly dividend of $0.05 per share that was paid on December 2, 2002, to stockholders of record as of November 15, 2002. On January 21, 2003, the Board of Directors of the Company declared a second quarter dividend of $0.06 per share, to be paid on March 3, 2003, to stockholders of record as of February 14, 2003.

On July 25, 2002, the Company announced the completion of the stock repurchase program begun on May 13, 2002, and its intent to initiate a new program to repurchase up to 197,300 shares of the Company's common stock. During the quarter ended September 30, 2002, the Company repurchased 275,200 shares at a cost of $5.0 million, or an average cost of $18.11 per share.

On November 25, 2002, the Company announced the completion of the stock repurchase program begun on July 25, 2002, and its intent to initiate a new program to repurchase up to 188,000 additional shares of the Company's common stock. During the quarter ended December 31, 2002, the Company repurchased 68,224 shares at a cost of $1.3 million, or an average cost of $18.95 per share. During the six months ended December 31, 2002, the Company repurchased 343,424 shares at a cost of $6.3 million, or an average cost of $18.28 per share. No shares have been repurchased under the November 25th program. At December 31, 2002, there were 3,896,314 common shares outstanding with a book value of $18.61 per share, compared to 4,239,738 shares with a book value of $18.10 per share at June 30, 2002.

Asset Quality

The Company's non-performing loans were $223,000, or 0.14% of loans receivable as of December 31, 2002, compared to $222,000 as of June 30, 2002. The $1.4 million allowance for losses on loans to loans receivable was 0.87% as of December 31, 2002, compared to 0.93% as of June 30, 2002. During the current six-month period the Company recorded recoveries on previously charged-off loans of $3,000 and recorded no charge-offs. (Also see: Provision for Loan Losses.)

Comparison of Operating Results for the Quarters Ended December 31, 2002 and
2001

General. Net income for the quarter ended December 31, 2002 was $788,000, or $0.22 diluted earnings per share, compared to net income of $874,000, or $0.22 diluted earnings per share for the quarter ended December 31, 2001. The Company's return on average assets for the quarter ended December 31, 2002, was 0.88%, compared to 0.98% for the quarter ended December 31, 2001. Return on average equity for the current quarter was 4.39%, compared to 4.51% for the same quarter last year.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Interest Income. Total interest income decreased by $801,000, or 16.2%, to $4.1 million for the quarter ended December 31, 2002, from $4.9 million for the quarter ended December 31, 2001. A decrease in average interest-earning assets of $2.9 million between periods, combined with a decrease in yield on interest-earning assets to 4.83%, from 5.71% for the same quarter last year, and a change in the mix of interest-earning assets favoring lower yielding interest-earning deposits, caused the decline in interest income. The average balance of securities for the quarter ended December 31, 2002, decreased $39.7 million from the average balance for the quarter ended December 31, 2001, while the average balance of interest-earning deposits and federal funds sold increased $35.9 million.

Interest Expense. Interest expense on deposits decreased by $648,000, or 30.6%, to $1.5 million for the quarter ended December 31, 2002, from $2.1 million for the same period in 2001. The decrease was primarily attributable to reductions in deposit rates paid, with the average cost of funds decreasing to 2.11% for the current period, from 3.13% for the same period last year, offset to some extent by a $7.0 million increase in the average balances of deposit accounts. The average balance of time deposits, which generally are paid a higher rate than other deposits, decreased $3.7 million between these two periods.

Net Interest Income. Net interest income decreased by $153,000, or 5.4%, to $2.7 million for the quarter ended December 31, 2002, from $2.8 million for the same period in 2001. The net interest rate spread increased 14 basis points, to 2.72% in 2002, from 2.58% in 2001, while the net interest margin decreased 15 basis points, to 3.12% in 2002, from 3.27% in 2001. The ratio of average interest-earning assets to average interest-bearing liabilities was 123.8% in 2002, compared to 128.0% in 2001.

Provision for Loan Losses. From August 1997 through December 1999, the Company originated $508,900 of community development loans (thirteen loans) to a real estate development company to acquire vacant lots and deteriorated buildings for future development. The Company has closely monitored these loans since origination and established $300,000 in specific valuation reserves on these loans through provisions for loan losses recorded in 1998, 1999, 2000, and 2001. During October 2002 nine of these parcels were sold and the entire principal balances of the related loans were recovered. Therefore, $200,000 of the $300,000 specific valuation reserve was recovered as a negative loan loss provision. As of December 31, 2002, the four remaining loans with principal balances of $196,000 were on non-accrual status. Management has reviewed the four remaining loans and determined that no additional loan loss provision is required.

Non-interest Income. Non-interest income increased $205,000, or 30.3%, to $882,000 for the quarter ended December 31, 2002, from $677,000 for the same period in 2001. Insurance commissions generated by the Company's insurance subsidiary increased $223,000, or 39.6%, to $786,000 in 2002, compared to $563,000 in 2001.

Non-interest Expense. Total non-interest expense increased $350,000, or 16.2%, to $2.5 million for the quarter ended December 31, 2002, from $2.2 million for the quarter ended December 31, 2001. The primary causes for the increase were a $181,000, or 15.0% increase in salaries and employee benefits, which included an $80,000 increase in expense from the amortization of shares granted in November 2001 under the Company's 2001 Recognition and Retention Plan ("RRP"), and a $194,000 increase in insurance agency bad debt expense.

The increase in insurance agency bad debt expense was primarily the result of a $194,000 provision for loss on an insurance premium receivable from a long-term commercial client of the Company's insurance agency subsidiary, Chesterfield Insurance Services LLC ("CIS"). CIS continues to aggressively pursue collection of this receivable. Management has reviewed all similar commercial premium receivables and determined that no additional bad debt provisions are required.

The annualized ratio of non-interest expense to average assets was 2.80% in 2002, compared to 2.42% in 2001, and the Company's efficiency ratio was 70.5% for the current quarter, compared to 61.5% for the same period last year.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Provision for Income Taxes. The provision for income taxes of $463,000 for the quarter ended December 31, 2002, resulted in an effective tax rate of 37.0%, compared to a provision of $475,000 and a 35.2% effective tax rate for the same quarter last year. The increase in the effective income tax rate results primarily from increased state income taxes due to reduced amounts of U.S. Government and Agency interest income.

Comparison of Operating Results for the Six Months Ended December 31, 2002 and 2001

General. Net income for the six months ended December 31, 2002, was $1.6 million, or $0.43 diluted earnings per share, compared to net income of $1.8 million, or $0.45 diluted earnings per share for the six months ended December 31, 2001. The Company's return on average assets for the six months ended December 31, 2002, was 0.87%, compared to 1.02% for the same period last year. Return on average equity for the six months was 4.28%, compared to 4.66% for the same period last year.

Interest Income. Total interest income decreased by $1.6 million, or 16.1%, to $8.5 million for the six months ended December 31, 2002, from $10.1 million for the six months ended December 31, 2001. An increase in average interest-earning assets of $2.5 million between periods, combined with a decrease in yield on interest-earning assets to 4.91% for the six months ended December 31, 2002, from 5.90% for the same period last year, and a change in the mix of interest-earning assets favoring lower yielding interest-earning deposits, caused the decline in interest income. The average balance of securities for the six months ended December 31, 2002, decreased $33.3 million from the average balance for the six months ended December 31, 2001, while the average balance of interest-earning deposits and federal funds sold increased $27.1 million.

Interest Expense. Interest expense on deposits decreased by $1.5 million, or 32.2%, to $3.1 million for the six months ended December 31, 2002, from $4.6 million for the same period in 2001. The decrease was primarily attributable to reductions in deposit rates paid, with the average cost of funds decreasing to 2.25% for the current period, from 3.45% for the same period last year, offset to some extent by a $10.5 million increase in the average balances of deposit accounts.

Net Interest Income. Net interest income decreased by $144,000, or 2.6%, to $5.4 million for the six months ended December 31, 2002, from $5.5 million for the same period in 2001. The net interest rate spread increased 21 basis points, to 2.66% in 2002, from 2.45% in 2001, while the net interest margin decreased 11 basis points, to 3.10% in 2002, from 3.21% in 2001. The ratio of average interest-earning assets to average interest-bearing liabilities was 124.3% for the six months ended December 31, 2002, compared to 128.2% for the same period last year.

Non-interest Income. Non-interest income increased $321,000, or 25.5%, to $1.6 million for the six months ended December 31, 2002, from $1.3 million for the same period in 2001. Insurance commissions generated by the Company's insurance subsidiary increased $332,000, or 32.0% to $1.4 million in 2002, compared to $1.0 million in 2001.

Non-interest Expense. Total non-interest expense increased $666,000, or 16.6%, to $4.7 million for the six months ended December 31, 2002, from $4.0 million for the six months ended December 31, 2001. The primary causes for the increase were a $444,000, or 19.4% increase in salaries and employee benefits, which included a $223,000 increase in expense from the amortization of shares granted in November 2001 under the Company's 2001 RRP, and the $194,000 increase in insurance agency bad debt expense discussed above. The annualized ratio of non-interest expense to average assets was 2.60% in 2002, compared to 2.27% in 2001, and the Company's efficiency ratio was 67.4% for 2002, compared to 59.3% for 2001.

Provision for Income Taxes. The provision for income taxes of $904,000 for the six months ended December 31, 2002 resulted in an effective tax rate of 36.7%, compared to a provision of $951,000 and a 34.6% effective tax rate for the same period last year. The increase in the effective income tax rate results primarily from increased state income taxes due to reduced amounts of U.S. Government and Agency interest income.

Quantitative and Qualitative Disclosures about Market Risks


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

The table below sets forth, as of September 30, 2002 (the most recent date available), the estimated changes in the Bank's NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve.



                                                        Net Portfolio Value as a %of
                           Net Portfolio Value            Present Value of Assets
                     --------------------------------   ---------------------------
    Change in
  Interest Rates     Estimated  Amount of                    NPV     Percent
  (basis points)     NPV        Change       Percent        Ratio     Change
------------------- ------ ----------------- -----------------------------------
                         (in thousands)
    +300bp           $ 61,192   $(13,372)    (18)%          16.96%    (14)%
    +200               66,409     (8,155)    (11)%          18.12%     (9)%
    +100               71,383     (3,181)     (4)%          19.18%     (3)%
       0               74,564        -          -           19.83%      -
    -100               75,353        789        1%          19.96%      1%
    -200                  -          -          -             -         -
    -300                  -          -          -             -         -
--------------------------------------------------------------------------------

For the September 30, 2002 reporting cycle the OTS suppressed all model outputs associated with the -300 and -200 basis point scenarios because of the abnormally low prevailing interest rate environment. The Company does not expect a material change when December 31, 2002 data becomes available.


Controls and Procedures....
--------------------------------------------------------------------------------

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

Item 4. Submission of Matters to a Vote of Security Holders

               The Annual Meeting of Stockholders of the Company was held at the main office of Chesterfield Financial Corp., 10801 South Western Avenue, Chicago, Illinois, on Tuesday, November 20, 2002 at 12:00 noon local time, pursuant to due notice. According to the certified list of stockholders, which was presented at the Annual Meeting, there were 3,964,538 outstanding votes that were entitled to be cast at the Annual Meeting, of which 1,982,270 represented a majority. There were present at the Annual Meeting in person or by proxy the holders of 3,397,422 votes, said votes constituting a majority and more than a quorum of the outstanding votes entitled to be cast.

               Proposal No. 1 - Election of Directors

               Proposal No. 1 was for the election of C. C. DeHaan and Richard
               E. Urchell, each to serve as directors for terms of three years and until their successors have been elected and qualified. There were 3,348,834 votes cast for C. C. DeHaan and 3,359,146 votes cast for Richard E. Urchell.

               Proposal No. 2 - Ratification of Crowe, Chizek and Company, LLP as Auditors

               Proposal No. 2 was for the appointment of Crowe, Chizek and Company, LLP to serve as auditors for the Company for the fiscal year ending June 30, 2003. There were 3,360,213 votes cast to ratify the appointment of Crowe, Chizek and Company LLP.

               Accordingly, each nominee for director having received a favorable vote of a plurality of the votes cast at the Annual Meeting and Proposal 2 having received a favorable vote of at least a majority of the Company's outstanding votes present in person or by proxy to be cast at the Annual Meeting, each of the propositions described above was declared to be duly approved by the stockholders of the Company.

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


                          Chesterfield Financial Corp.


Dated:   February 11, 2003               /s/ Michael E. DeHaan
--------------------------               ---------------------------
                                         Michael E. DeHaan
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Dated: February 11, 2003                 /s/ Karen M. Wirth
------------------------                 --------------------
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


Dated: February 11, 2003                             /s/ Michael E. DeHaan
------------------------                             ---------------------
                                                     Michael E. DeHaan
                                                     Chairman, President and
                                                     Chief Executive Officer
                                       19

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


Dated: February 11, 2003                             /s/ Karen M. Wirth
------------------------                             ------------------
                                                     Karen M. Wirth
                                                     Treasurer (Chief Financial
                                                     Officer)