Form 10-Q/A
period 2002-12-31
CHESTERFIELD FINANCIAL CORP
filed 2003-02-28
CIK 1132515

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

     (1) Yes [X]      No [_]

     (2) Yes [X]      No [_]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes [_]      No [X]


         The number of shares outstanding of each of the issuer's classes of common stock was 3,896,314 shares of common stock, par value $.01, outstanding as of February 10, 2003.


--------------------------------------------------------------------------------

This amendment to the Form 10-Q originally filed on February 14, 2003, for the quarterly period ended December 31, 2002, amends the table presented in Notes to Consolidated Financial Statements (unaudited) - Note 6 - New Accounting Pronouncements, to correct a typographical error in goodwill amortization and adjusted net income for the three month period ended December 31, 2001. The related basic and diluted earnings per common share data were not affected. The entire of page nine follows:

Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------


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

Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceased upon the adoption of Statement No. 142, which was July 1, 2002 for the Company. The Company has approximately $450,000 of unamortized goodwill that it discontinued amortizing. Adoption of this standard on July 1, 2002 resulted in lower amortization expense. The Company performed an analysis of goodwill for impairment as of June 30, 2002, and determined that the goodwill was not impaired. The impact of this standard on the three and the six-month periods ended December 31, 2002 and 2001 was as follows:


                                                Three Months Ended        Six Months Ended
                                                   December 31,             December 31,
                                                ------------------------------------------
                                                 2002        2001        2002        2001

Net Income
Reported net income                             $  788     $   874      $1,557      $1,799
 dd back: goodwill amortization
                                                    --          15          --          30
                                                ------------------------------------------

       Adjusted net income                      $  788     $   889      $1,557      $1,829
                                                ==========================================


Basic and Diluted Earnings per Common Share
Reported net income                             $ 0.23     $  0.22      $ 0.44      $ 0.45

Add back: goodwill amortization
                                                    --        0.01          --        0.01
                                                ------------------------------------------

       Adjusted net income                      $ 0.23     $  0.23      $ 0.44      $ 0.46
                                                ==========================================


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


                          Chesterfield Financial Corp.


Dated:   February 27, 2003          /s/ Michael E. DeHaan
--------------------------          ---------------------
                                    Michael E. DeHaan
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Dated: February 27, 2003            /s/ Karen M. Wirth
------------------------            ------------------
                                    Karen M. Wirth
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Michael E. DeHaan, Chairman, President and Chief Executive Officer, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of Chesterfield Financial Corp.;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this amended quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:



     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

     c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this amended quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: February 27, 2003                                 /s/ Michael E. DeHaan
------------------------                                 -----------------------
                                                         Michael E. DeHaan
                                                         Chairman, President and
                                                         Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Karen M. Wirth, Treasurer, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of Chesterfield Financial Corp.;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this amended quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

     c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this amended quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: February 27, 2003                     /s/ Karen M. Wirth
------------------------                     ------------------
                                             Karen M. Wirth
                                             Treasurer (Chief Financial Officer)