Form 10-Q
period 2003-05-15
CHESTERFIELD FINANCIAL CORP
filed 2003-05-15
CIK 1132515

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                  (1) Yes |X|  No |_|
                  (2) Yes |X|  No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes |X|  No |_|

      There were 3,876,114 shares of the issuer's common stock, par value $.01, outstanding as of May 10, 2003.

================================================================================

                          CHESTERFIELD FINANCIAL CORP.
                                    FORM 10-Q

                                      Index

Part I.       Financial Information                                                              Page (s)
                                                                                                 --------
Item 1.       Financial Statements

              Consolidated Condensed Balance Sheets as of
              March 31, 2003 and June 30, 2002 (unaudited)                                           3

              Consolidated Condensed Statements of Income for the three
              and nine months ended March 31, 2003 and 2002 (unaudited)                              4

              Consolidated Condensed Statements of Stockholders' Equity
              for the nine months ended March 31, 2003 and 2002 (unaudited)                          5

              Consolidated Condensed Statements of Cash Flows for the nine
              months ended March 31, 2003 and 2002 (unaudited)                                       6

              Notes to Consolidated Condensed Financial Statements (unaudited)                       7

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                 12

Item 3.       Quantitative and Qualitative Disclosures about Market Risks                           15

Item 4.       Controls and Procedures                                                               16

Part II.      Other Information

Item 1.       Legal Proceedings                                                                     17

Item 2.       Changes in Securities                                                                 17

Item 3.       Defaults upon Senior Securities                                                       17

Item 4.       Submission of Matters to a Vote of Security Holders                                   17

Item 5.       Other Information                                                                     17

Item 6.       Exhibits and Reports on Form 8-K                                                      17

              Signature Page                                                                        18
              Certifications                                                                        19
              Exhibit 10                                                                            21
              Exhibit 99                                                                            24

CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)
Dollars in thousands

                                                                                      March 31,       June 30,
Assets                                                                                  2003            2002
---------------------------------------------------------------------------------------------------------------
Cash and due from financial institutions                                             $    7,692      $    7,559
Interest-earning deposits                                                                97,481          83,367
Federal funds sold                                                                        8,800           3,800
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                               113,973          94,726
Securities available-for-sale                                                            18,425          17,374
Securities held to maturity, at amortized cost (approximate fair value of
     $52,119 at March 31, 2003 and $58,299 at June 30, 2002)                             51,358          57,483
Loans receivable, net of allowance for loan losses of $1,304 at
     March 31, 2003 and $1,576 at June 30, 2002                                         155,116         169,881
Federal Home Loan Bank stock                                                             18,272          17,342
Premises and equipment                                                                    2,474           2,529
Accrued interest receivable and other assets                                              3,686           4,005
---------------------------------------------------------------------------------------------------------------
Total assets                                                                         $  363,304      $  363,340
===============================================================================================================

Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------

Liabilities

Deposits                                                                             $  283,037      $  278,126
Advance payments by borrowers for taxes and insurance                                     1,428           2,622
Accrued expenses and other liabilities                                                    5,744           5,851
---------------------------------------------------------------------------------------------------------------
Total liabilities                                                                       290,209         286,599

Stockholders' equity

Preferred stock, $.01 par value per share, 1,000,000 shares authorized, no
     shares issued and outstanding                                                           --              --
Common stock, $.01 par value per share, 7,000,000 shares authorized; 4,304,738 shares issued; 3,896,314 and 4,239,738 shares outstanding at March 31, 2003
     and June 30, 2002                                                                       43              43
Additional paid in capital                                                               42,339          42,153
Retained earnings                                                                        42,887          41,085
Unearned ESOP shares                                                                     (2,890)         (3,056)
Unearned RRP shares                                                                      (2,069)         (2,496)
Treasury stock, at cost                                                                  (7,444)         (1,167)
Accumulated other comprehensive income                                                      229             179
---------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                               73,095          76,741
---------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                           $  363,304      $  363,340
===============================================================================================================

See accompanying notes to unaudited consolidated condensed financial statements

CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

                                                                           Three months ended            Nine months ended
                                                                               March 31,                      March 31,
                                                                         --------------------------------------------------
                                                                           2003         2002           2003          2002
---------------------------------------------------------------------------------------------------------------------------
Interest and dividend income
Loans, including fees                                                    $  2,657      $  2,890      $  8,343      $  8,835
Securities                                                                    585         1,063         2,168         3,898
Interest-earning deposits                                                     332           337         1,012         1,236
Federal Home Loan Bank stock dividends                                        224           211           714           581
Other interest income                                                          20            18            68            87
---------------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                                          3,818         4,519        12,305        14,637
Interest expense                                                            1,285         1,769         4,417         6,388
---------------------------------------------------------------------------------------------------------------------------
Net interest income before provision for loan losses                        2,533         2,750         7,888         8,249
Provision for loan losses                                                     (75)           --          (275)           --
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                         2,608         2,750         8,163         8,249

Non-interest income

Insurance commissions                                                         587           481         1,957         1,519
Service charges on deposit accounts                                            67            71           205           222
Other                                                                         (26)           33            45           102
---------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                                     628           585         2,207         1,843

Non-interest expense

Salaries and employee benefits                                              1,360         1,277         4,097         3,570
Occupancy                                                                     199           189           594           589
Equipment                                                                     110           223           346           490
Data processing                                                               118            83           286           245
Federal deposit insurance                                                      33            34            99            94
Insurance agency bad debt expense                                              14             5           217            14
Other                                                                         392           414         1,260         1,230
---------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                                                  2,226         2,225         6,899         6,232
---------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                  1,010         1,110         3,471         3,860
Income tax expense                                                            384           392         1,288         1,343
---------------------------------------------------------------------------------------------------------------------------
Net income                                                               $    626      $    718      $  2,183      $  2,517
---------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                 $   0.18      $   0.19      $   0.62      $   0.64
---------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                               $   0.18      $   0.19      $   0.60      $   0.64
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                     $    558      $    710      $  2,233      $  2,539
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated condensed financial statements.

CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited) Nine months ended March 31, 2003 and 2002
Dollars in thousands

                                                                                                         Accumulated
                                                Additional                         Unearned  Unearned       Other          Total
                                       Common    Paid-in    Retained   Treasury      ESOP       RRP     Comprehensive  Stockholders'
                                       Stock     Capital    Earnings    Stock       Shares     Shares    Income (Loss)     Equity
                                     ===============================================================================================
Balance at July 1, 2001              $      43  $  41,999  $  37,827  $      --   $  (3,293)  $      --    $     (23)     $ 76,553
Comprehensive income
   Net income                                                  2,517                                                         2,517
   Unrealized gain on securities
     available-for-sale, net                                                                                      22            22
                                                                                                                          --------
   Total comprehensive income                                                                                                2,539
Purchase of treasury stock                                               (2,842)                                            (2,842)
Grant of shares under RRP                                                 2,842                  (2,842)                        --
Amortization of vested RRP shares                                                                   202                        202
ESOP shares committed to be released                  107                               178                                    285
                                     ---------------------------------------------------------------------------------------------
Balance at March 31, 2002            $      43  $  42,106  $  40,344  $      --   $  (3,115)  $  (2,640)   $      (1)     $ 76,737
                                     =============================================================================================

Balance at July 1, 2002              $      43  $  42,153  $  41,085  $  (1,167)  $  (3,056)  $  (2,496)   $     179      $ 76,741
Comprehensive income
   Net income                                                  2,183                                                         2,183
   Unrealized gain on securities
     available-for-sale, net                                                                                      50            50
                                                                                                                          --------
   Total comprehensive income                                                                                                2,233
Dividends paid                                          2       (381)                     2                                   (377)
Purchases of treasury stock                                              (6,277)                                            (6,277)
Amortization of vested RRP shares                                                                   427                        427
Income tax benefit of RRP vesting                      34                                                                       34
ESOP shares committed to be released                  150                               164                                    314
                                     ---------------------------------------------------------------------------------------------
Balance at March 31, 2003            $      43  $  42,339  $  42,887  $  (7,444)  $  (2,890)  $  (2,069)   $     229      $ 73,095
                                     =============================================================================================


See accompanying notes to unaudited consolidated condensed financial statements.

CHESTERFIELD FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows (unaudited)
Dollars in thousands

                                                                                  Nine months ended March 31,
-------------------------------------------------------------------------------------------------------------
                                                                                      2003          2002
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                         $   2,183      $   2,517
Adjustments to reconcile net income to net cash from operating activities:
   Provision for loan losses                                                            (275)            --
   Insurance agency bad debt expense                                                     217             --
   Depreciation and amortization                                                         311            481
   Net amortization of securities                                                        (88)            (3)
   ESOP compensation expense                                                             314            285
   RRP compensation expense                                                              427            202
   Federal Home Loan Bank stock dividends                                               (930)          (398)
   Net change in:
     Deferred loan origination fees                                                       73             20
     Accrued interest receivable and other assets                                         83           (334)
     Accrued expenses and other liabilities                                              (99)           785
-------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                     2,216          3,555
-------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Activity in held-to-maturity securities:
      Maturities, calls and payments                                                  46,086         76,660
      Purchases                                                                      (39,879)       (35,000)
   Activity in available-for-sale securities:
      Payments                                                                         4,229            958
      Purchases                                                                       (5,199)            --
   Purchase of Federal Home Loan Bank Stock                                               --        (15,000)
   Loan originations and payments, net                                                14,968         (5,023)
   Additions to premises and equipment                                                  (237)          (226)
-------------------------------------------------------------------------------------------------------------
Net cash from investing activities                                                    19,968         22,369
-------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Net change in deposits                                                              4,911         16,614
   Net change in advance payments by borrowers for taxes and insurance                (1,194)        (1,123)
   Dividends paid                                                                       (377)            --
   Purchase of treasury stock                                                         (6,277)        (2,842)
-------------------------------------------------------------------------------------------------------------
Net cash from (used in) financing activities                                          (2,937)        12,649
-------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                               19,247         38,573
Cash and cash equivalents at beginning of period                                      94,726         66,921
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $ 113,973      $ 105,494
=============================================================================================================
Supplemental disclosures of cash flow information:

   Due to brokers for securities transactions                                      $      --      $   5,000

See accompanying notes to unaudited consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three and nine months ended March 31, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2003.

Chesterfield Financial Corp. (the "Company") is a Delaware corporation that was organized in January 2001 at the direction of the Board of Directors of Chesterfield Federal Savings and Loan Association (the "Bank") for the purpose of owning all of the outstanding capital stock of the Bank following the completion of the Bank's mutual-to-stock conversion. The Company offered for sale 4,304,738 shares of its outstanding common stock in a public offering to eligible depositors and members of the general public (the "Offering"), which was completed on May 2, 2001. The accompanying unaudited consolidated condensed financial statements for the three and nine months ended March 31, 2003 and 2002 represent the accounts of the Company, the Bank and its wholly owned subsidiary, Chesterfield Insurance Services, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of March 31, 2003, the Bank met the capital adequacy requirements to which it is subject. The Bank's tangible equity ratio at March 31, 2003 was 16.79%. The Tier 1 capital ratio was 16.79%, the Tier 1 risk-based ratio was 43.93%, and the total risk-based capital ratio was 44.86%.

The most recent notification from the federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that have changed the Bank's category.

Note 3 - Commitments and Contingencies

At March 31, 2003, the Company had outstanding commitments to make loans of $6.1 million and unused lines of credit outstanding of $20.0 million. At June 30, 2002, the Bank had outstanding commitments to make loans of $3.4 million and unused lines of credit outstanding of $19.9 million.

Note 4 - Earnings Per Share

Basic earnings per share for the three months ended March 31, 2003 and 2002 was computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, which were 3,475,006 and 3,846,381, respectively. Basic earnings per share for the nine months ended March 31, 2003 and 2002 was computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, which

Notes to Consolidated Condensed Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 4 - Earnings Per Share (continued)

were 3,540,247 and 3,927,399, respectively. Unearned Employee Stock Ownership Plan ("ESOP") shares and unearned Recognition and Retention Plan ("RRP") shares are not considered outstanding for the calculation. Diluted earnings per share for the three months ended March 31, 2003 and 2002 was computed by dividing net income by the weighted average number of shares of common stock outstanding and additional shares issuable under stock option and stock grant plans for the period, which were 3,565,956 and 3,871,930, respectively. Diluted earnings per share for the nine months ended March 31, 2003 and 2002 was computed by dividing net income by the weighted average number of shares of common stock outstanding and additional shares issuable under stock option and stock grant plans for the period, which were 3,610,493 and 3,936,684, respectively.

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

Dollars in thousands                                    Nine months ended March 31, 2003
                                         ---------------------------------------------------------------
                                           Banking         Insurance
                                           Segment          Segment           Other         Consolidated
                                         ---------------------------------------------------------------
Net interest income                      $     7,740      $         5      $       143      $     7,888
Provision for loan losses                       (275)              --               --             (275)
Other revenue                                    368            1,920              (81)           2,207
Other expense                                 (4,962)          (1,917)             (20)          (6,899)
Income taxes                                  (1,266)              (3)             (19)          (1,288)
                                         ---------------------------------------------------------------
Segment profit                           $     2,155      $         5      $        23      $     2,183
                                         ===============================================================

Depreciation                                    (239)             (53)              --             (292)
Amortization of non-compete contract              --              (19)              --              (19)
Segment assets                           $   362,541      $     1,920      $    (1,157)     $   363,304

                                                        Nine months ended March 31, 2002
                                         ---------------------------------------------------------------
                                           Banking         Insurance
                                           Segment          Segment           Other         Consolidated
                                         ---------------------------------------------------------------
Net interest income                      $     7,888      $         7      $       354      $     8,249
Provision for loan losses                         --               --               --               --
Other revenue                                    386            1,541              (84)           1,843
Other expense                                 (4,665)          (1,537)             (30)          (6,232)
Income taxes                                  (1,236)              (4)            (103)          (1,343)
                                         ---------------------------------------------------------------
Segment profit                           $     2,373      $         7      $       137      $     2,517
                                         ===============================================================
Depreciation                             $      (371)     $       (51)              --      $      (422)
Amortization of goodwill                          --              (49)              --              (49)
Amortization of non-compete contract              --              (10)              --              (10)
Segment assets                           $   365,380      $     1,573      $    (1,183)     $   365,770

Notes to Consolidated Condensed Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 6 - New Accounting Pronouncements

Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," was issued by the Financial Accounting Standards Board ("FASB") in July 2000 and requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceased upon the adoption of SFAS No. 142, which was on July 1, 2002 for the Company. The Company has approximately $450,000 of unamortized goodwill that it discontinued amortizing. Adoption of this standard on July 1, 2002 resulted in lower amortization expense. The Company performed an analysis of goodwill for impairment as of June 30, 2002, and determined that the goodwill was not impaired. The impact of this standard on the three- and the nine-month periods ended March 31, 2003 and 2002 was as follows:

                                                   Three Months Ended          Nine Months Ended
                                                        March 31,                   March 31,
                                                ---------------------------------------------------
                                                   2003          2002          2003          2002
                                                ---------------------------------------------------
Net Income
Reported net income                             $     626     $     718     $   2,183     $   2,517
Add back: goodwill amortization                        --            19            --            49
                                                ---------------------------------------------------
       Adjusted net income                      $     626     $     737     $   2,183     $   2,566
                                                ===================================================

Basic and Diluted Earnings per Common Share
Reported net income                             $    0.18     $    0.19     $    0.62     $    0.64
Add back: goodwill amortization                        --            --            --          0.01
                                                ---------------------------------------------------
       Adjusted net income                      $    0.18     $    0.19     $    0.62     $    0.65
                                                ===================================================

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" was issued in December 2002. It applies to annual financial statements for fiscal years ending after December 15, 2002 and to interim financial statements for interim periods beginning after December 15, 2002. SFAS No. 148 requires more prominent disclosure of how an entity's accounting policy for compensation affects net income; amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide three choices regarding how to adopt SFAS No. 123; and amends Accounting Principles Board Opinion ("APBO") No. 28, "Interim Financial Reporting," to require companies still using APBO No.25 for stock-based compensation to provide tabular disclosure in interim financial statements of the effects that using SFAS No. 123 would have on compensation expense, net income, and earnings per share.

The Company uses the intrinsic method of accounting for the compensation effect of stock options described in APBO No. 25. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if compensation expense was measured using the fair value recognition provisions of SFAS No. 123 in the interim financial statements for the three- and nine-month periods ended March 31, 2003 and 2002:

Notes to Consolidated Condensed Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 6 - New Accounting Pronouncements (continued)

                                             Three months ended       Nine months ended
                                                  March 31,               March 31,
                                           -----------------------------------------------
                                              2003        2002        2003          2002
                                           -----------------------------------------------
Net income as reported                     $     626   $     718   $   2,183     $   2,517
Pro forma net income                             518         610       1,853         2,359

Basic earnings per share as reported       $    0.18   $    0.19   $    0.62     $    0.64
Pro forma basic earnings per share         $    0.15   $    0.16   $    0.52     $    0.60

Diluted earnings per share as reported     $    0.18   $    0.19   $    0.60     $    0.64
Pro forma diluted earnings per share       $    0.15   $    0.16   $    0.51     $    0.60

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of the date of grant: fair value of options granted in fiscal 2002 of $5.11; risk free rate of return of 4.78%; expected option life of seven years; expected stock price volatility of 14.21%; and dividend yield of 0%.

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

Liquidity

The Company's and the Bank's liquidity management objective is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the ability to meet deposit withdrawals on demand or at contractual maturity, and to fund new loans and investments as opportunities arise. The Bank's primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and cash flows generated by investments. External sources of funds primarily consist of increases in deposits. Federal regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. At March 31, 2003, the Bank believes it was in compliance with Office of Thrift Supervision ("OTS") liquidity requirements.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, $2.2 million for the nine months ending March 31, 2003, consisted primarily of interest and dividends received less interest paid on deposits. Loan principal repayments exceeded originations by $15.0 million. Maturities, calls and payments on securities totaled $50.3 million, while purchases of new securities amounted to $45.1 million. Net cash used by financing activities amounted to $2.9 million for the nine months ended March 31, 2003. The Company repurchased $6.3 million of its common stock, at an average cost of $18.28 per share, during the nine months ended March 31, 2003, funded in part by a $4.9 million increase in deposits.

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

At March 31, 2003, the Bank had outstanding commitments to make loans of $6.1 million and unused lines of credit outstanding of $20.0 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from March 31, 2003 totaled $155.6 million. Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Bank.

Changes in Financial Condition

At March 31, 2003, total assets were $363.3 million, approximately the same as at June 30, 2002. Cash and cash equivalents increased $19.2 million, or 20.3%, to $114.0 million at March 31, 2003, compared to $94.7 million at June 30, 2002. Loans receivable at March 31, 2003, were $155.1 million, down $14.8 million, or 8.7%, from $169.9 million at June 30, 2002. Total deposits at March 31, 2003 were $283.0 million, up $4.9 million, or 1.8%, from $278.1 million at June 30, 2002.

Total stockholders' equity as of March 31, 2003 was $73.1 million, or 20.1% of total assets, compared to $76.7 million, or 21.1% of total assets at June 30, 2002. On October 22, 2002 the Board of Directors of the Company declared its first quarterly dividend of $0.05 per share that was paid on December 2, 2002 to stockholders of record as of November 15, 2002. On January 21, 2003, the Board of Directors of the Company declared a dividend of $0.06 per share that was paid on March 3, 2003 to stockholders of record as of February 14, 2003. On April 15, 2003, the Board of Directors of the Company declared a dividend of $0.06 per share to be paid on June 2, 2003 to stockholders of record on May 15, 2003.

On July 25, 2002, the Company announced the completion of the stock repurchase program begun on May 13, 2002, and its intent to initiate a new program to repurchase up to 197,300 shares of the Company's common stock. On November 25, 2002, the Company announced the completion of the stock repurchase program begun on July 25, 2002, and its intent to initiate a new program to repurchase up to 188,000 shares of the Company's common stock. During the nine months ended March 31, 2003, the Company repurchased 343,424 shares at a total cost of $6.3 million, or an average cost of $18.28 per share. The Company has not repurchased any shares under the November 25th program. At March 31, 2003, there were 3,896,314 shares outstanding with a book value of $18.76 per share, compared to 4,239,738 shares with a book value of $18.10 per share at June 30, 2002.

Asset Quality

The Company's non-performing loans were $248,000, or 0.16% of loans receivable as of March 31, 2003, compared to $222,000 as of June 30, 2002. The $1.3 million allowance for losses on loans to loans receivable was 0.84% as of March 31, 2003, compared to 0.93% as of June 30, 2002. During the current nine-month period the Company recorded recoveries on previously charged-off loans of $3,000 and recorded no charge-offs. (Also see "Provision for Loan Losses.")

Comparison of Operating Results for the Quarters Ended March 31, 2003 and 2002

General. Net income for the quarter ended March 31, 2003 was $626,000, or $0.18 diluted earnings per share, compared to net income of $718,000, or $0.19 diluted earnings per share for the quarter ended March 31, 2002. The Company's return on average assets for the quarter ended March 31, 2003, was 0.69%, compared to 0.80% for the quarter ended March 31, 2002. Return on average equity for the current quarter was 3.48%, compared to 3.79% for the same quarter last year.

Interest Income. Total interest income decreased by $701,000, or 15.5%, to $3.8 million for the quarter ended March 31, 2003, from $4.5 million for the quarter ended March 31, 2002. A decrease in average interest-earning assets of $2.3 million between periods, combined with a decrease in yield on interest-earning assets to 4.41%, from 5.18% for the same quarter last year, and a change in the mix of interest-earning assets favoring shorter-term, lower-yielding

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

interest-earning deposits, caused the decline in interest income. The average balance of securities for the quarter ended March 31, 2003, decreased $30.9 million from the average balance for the quarter ended March 31, 2002, while the average balance of interest-earning deposits and federal funds sold increased $34.7 million.

Interest Expense. Interest expense on deposits decreased by $484,000, or 27.4%, to $1.3 million for the quarter ended March 31, 2003, from $1.8 million for the same period in 2002. The decrease was primarily attributable to reductions in deposit rates paid, with the average cost of funds decreasing to 1.83% for the current period, from 2.57% for the same period last year, offset to some extent by a $5.6 million increase in the average balances of deposit accounts, primarily passbook savings and NOW accounts.

Net Interest Income. Net interest income decreased by $217,000, or 7.9%, to $2.5 million for the quarter ended March 31, 2003, from $2.8 million for the same period in 2002. The net interest rate spread decreased three basis points, to 2.58% in 2003, from 2.61% in 2003, while the net interest margin decreased 23 basis points, to 2.92% in 2003, from 3.15% in 2002. The ratio of average interest-earning assets to average interest-bearing liabilities was 123.5% in 2003, compared to 126.8% in 2002.

Provision for Loan Losses. From August 1997 through December 1999, the Company originated $508,900 of community development loans (thirteen loans) to a real estate development company to acquire vacant lots and deteriorated buildings for future development. The Company has closely monitored these loans since origination and established $300,000 in specific valuation reserves on these loans through provisions for loan losses recorded in 1998, 1999, 2000, and 2001. During October 2002 nine of these parcels were sold and the entire principal balances of the related loans were recovered. Therefore, $200,000 of the $300,000 specific valuation reserve was recovered during the quarter ended December 31, 2002, as a negative loan loss provision. A further review by management of the four remaining loans during the quarter ended March 31, 2003, indicated an additional $75,000 of the specific loan valuation reserve could be recovered. These loans, with principal balances of $196,000, or $171,000 net of the specific loan valuation reserve, remain on non-accrual status.

 Non-interest Income. Non-interest income increased $43,000, or 7.4%, to $628,000 for the quarter ended March 31, 2003, from $585,000 for the same period in 2002. Insurance commissions generated by the Company's insurance subsidiary increased $106,000, or 22.0%, to $587,000 in 2003, compared to $481,000 in 2002.
Other non-interest income (which is reported as a loss of $26,000 for the current quarter) includes a $78,000 loss on the Company's equity investment in a community development company.

Non-interest Expense. Total non-interest expense remained approximately the same at $2.2 million for the quarters ended March 31, 2003 and 2002. Salaries and employee benefits increased $83,000, or 6.5%, to $1.4 million for the quarter ended March 31, 2003, compared to $1.3 million for the quarter ended March 31, 2002. Data processing expenses increased $35,000, or 42.2%, to $118,000 for 2003, compared to $83,000 in 2002, primarily due to additional software costs associated with upgrading internal systems. Equipment expense decreased $113,000, or 50.7% to $110,000 in 2003, compared to $223,000 in 2002, primarily due to a $90,000 acceleration of depreciation expense recorded in the quarter ended March 31, 2002, and the subsequent replacement of computer equipment with newer, more cost effective systems. The annualized ratio of non-interest expense to average assets was 2.47% in 2003 and in 2002 and the Company's efficiency ratio was 70.4% for the current quarter, compared to 66.7% for the same period last year.

Provision for Income Taxes. The provision for income taxes of $384,000 for the quarter ended March 31, 2003, resulted in an effective tax rate of 38.0%, compared to a provision of $392,000 and a 35.3% effective tax rate for the same quarter last year. The increase in the effective income tax rate results primarily from increased state income taxes due to reduced amounts of U.S. Government and Agency interest income.

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Comparison of Operating Results for the Nine Months Ended March 31, 2003 and
2002

General. Net income for the nine months ended March 31, 2003, was $2.2 million, or $0.60 diluted earnings per share, compared to net income of $2.5 million, or $0.64 diluted earnings per share for the nine months ended March 31, 2002. The Company's return on average assets for the nine months ended March 31, 2003, was 0.81%, compared to 0.94% for the same period last year. Return on average equity for the nine months was 4.02%, compared to 4.39% for the same period last year.

Interest Income. Total interest income decreased by $2.3 million, or 15.9%, to $12.3 million for the nine months ended March 31, 2003, from $14.6 million for the nine months ended March 31, 2002. A decrease in yield on interest-earning assets to 4.74% for the nine months ended March 31, 2003, from 5.65% for the same period last year, and a change in the mix of interest-earning assets favoring shorter-term, lower-yielding interest-earning deposits, caused the decline in interest income. The average balance of securities for the nine months ended March 31, 2003, decreased $32.1 million from the average balance for the nine months ended March 31, 2002, while the average balance of interest-earning deposits and federal funds sold increased $28.6 million.

Interest Expense. Interest expense on deposits decreased by $2.0 million, or 30.9%, to $4.4 million for the nine months ended March 31, 2003, from $6.4 million for the same period in 2002. The decrease was primarily attributable to reductions in deposit rates paid, with the average cost of funds decreasing to 2.11% for the current period, from 3.15% for the same period last year, offset to some extent by a $8.7 million increase in the average balances of deposit accounts.

Net Interest Income. Net interest income decreased by $361,000, or 4.4%, to $7.9 million for the nine months ended March 31, 2003, from $8.2 million for the same period in 2002. The net interest rate spread increased 14 basis points, to 2.63% in 2003, from 2.49% in 2002, while the net interest margin decreased 14 basis points, to 3.04% in 2003, from 3.18% in 2002. The ratio of average interest-earning assets to average interest-bearing liabilities was 124.0% for the nine months ended March 31, 2003, compared to 127.9% for the same period last year.

Non-interest Income. Non-interest income increased $364,000, or 19.8%, to $2.2 million for the nine months ended March 31, 2003, from $1.8 million for the same period in 2002. Insurance commissions generated by the Company's insurance subsidiary increased $438,000, or 28.8% to $2.0 million in 2003, compared to $1.5 million in 2002. Other non-interest income of $45,000 for the nine months ended March 31, 2003, includes a $105,000 loss on the Company's equity investment in a community development company.

Non-interest Expense. Total non-interest expense increased $667,000, or 10.7%, to $6.9 million for the nine months ended March 31, 2003, from $6.2 million for the nine months ended March 31, 2002. The primary causes for the increase were a $527,000, or 14.8% increase in salaries and employee benefits, which included a $79,000 increase in expense from the amortization of shares granted in November 2001 under the Company's 2001 RRP, and a $203,000 increase in insurance agency bad debt expense. The increase in insurance agency bad debt expense was the result of a $194,000 provision for loss on an insurance premium receivable from a long-term commercial client of the Company's insurance agency subsidiary, Chesterfield Insurance Services LLC ("CIS"). CIS continues to aggressively pursue collection of this receivable. Management has reviewed all similar commercial premium receivables and determined that no additional bad debt provisions are required. The annualized ratio of non-interest expense to average assets was 2.55% in 2003, compared to 2.33% in 2002, and the Company's efficiency ratio was 68.3% for 2003, compared to 61.8% for 2002.

Provision for Income Taxes. The provision for income taxes of $1.3 for the nine months ended March 31, 2003 resulted in an effective tax rate of 37.1%, compared to a provision of $1.3 million and a 34.8% effective tax rate for the same period last year. The increase in the effective income tax rate results primarily from increased state income taxes due to reduced amounts of U.S. Government and Agency interest income.

Quantitative and Qualitative Disclosures about Market Risks
--------------------------------------------------------------------------------

Quantitative and Qualitative Disclosures about Market Risks

The OTS provides all institutions that file a Consolidated Maturity/Rate schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of Net Portfolio Value ("NPV"). The OTS simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of NPV. The OTS model estimates the economics value of each type of asset, liability, and off-balance sheet contract under the assumption that the U.S. Treasury yield curve shifts instantaneously and parallel up and down 100 to 300 basis points in 100 basis point increments. The OTS provides thrifts the results of their interest rate sensitivity model, which is based on information provided by the Bank, to estimate the sensitivity of NPV.

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

The table below sets forth, as of December 31, 2002 (the most recent date available), the estimated changes in the Bank's NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve.

                                                                              Net Portfolio Value as a % of
                                     Net Portfolio Value                        Present Value of Assets
                     ----------------------------------------------------  ----------------------------------
    Change in
  Interest Rates        Estimated         Amount of                                              Percent
  (basis points)          NPV              Change           Percent           NPV Ratio          Change
-------------------------------------------------------------------------------------------------------------
                              (in thousands)
    +300 bp          $   62,014        $ (13,918)             -18%              17.19%            -15%
    +200                 67,264           (8,668)             -11%              18.35%             -9%
    +100                 72,422           (3,510)              -5%              19.45%             -4%
       0                 75,932               --               --               20.17%             --
    - 100                76,750              819                1%              20.30%              1%
    - 200                    --               --               --                  --              --
    - 300                    --               --               --                  --              --
-------------------------------------------------------------------------------------------------------------

For the December 31, 2002 reporting cycle the OTS suppressed all model outputs associated with the -300 and -200 basis point scenarios because of the abnormally low prevailing interest rate environment. The Company does not expect a material change when March 31, 2003 data becomes available.

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

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5. Other Information

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10 Supplemental Executive Agreement to the Employment Agreement between the Chief Executive Officer and Chesterfield Federal Savings and Loan Association of Chicago, the wholly owned subsidiary of the Company.

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


                                    Chesterfield Financial Corp.


Dated: May 12, 2003                 /s/ Michael E. DeHaan
                                    --------------------------------------------
                                    Michael E. DeHaan
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Dated: May 12, 2003                 /s/ Karen M. Wirth
                                    --------------------------------------------
                                    Karen M. Wirth
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003                                      /s/ Michael E. DeHaan
                                                         -----------------------
                                                         Michael E. DeHaan
                                                         Chairman, President and
                                                         Chief Executive Officer

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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003                          /s/ Karen M. Wirth
                                             -----------------------------------
                                             Karen M. Wirth
                                             Treasurer (Chief Financial Officer)