Form 10-K
CHESTERFIELD FINANCIAL CORP
filed 2003-09-29
CIK 1132515

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                     For the Fiscal Year Ended June 30, 2003

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transaction period from ____________ to ____________

                         Commission File Number: 0-32589

                          CHESTERFIELD FINANCIAL CORP.
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                                   36-4441126
      (State or Other Jurisdiction of                     (I.R.S. Employer
       Incorporation or Organization)                  Identification Number)

10801 South Western Avenue, Chicago, Illinois                    60643
   (Address of Principal Executive Office)                     (Zip Code)

                                 (773) 239-6000
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days. YES |X| NO |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant's Common Stock on the Nasdaq National Market on December 31, 2002 was approximately $66.1million.

As of August 31, 2003, there were issued and outstanding 3,879,558 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2003 Annual Meeting of Shareholders (Part III)

                                     PART I

ITEM 1. Business

Chesterfield Financial Corp.

      Chesterfield Financial Corp. ("Chesterfield Financial" or "the Corporation") was organized at the direction of the Board of Directors of Chesterfield Federal Savings and Loan Association of Chicago ("Chesterfield Federal" or "the Association") for the purpose of acting as the stock holding company of Chesterfield Federal. Chesterfield Financial's assets consist primarily of the outstanding capital stock of Chesterfield Federal and cash and investments of $7.8 million, representing a portion of the net proceeds from Chesterfield Financial's stock offering completed May 2, 2001. At June 30, 2003, 3,879,558 shares of Chesterfield Financial's common stock, par value $0.01 per share, were outstanding. Chesterfield Financial's principal business is overseeing and directing the business of Chesterfield Federal and investing the net stock offering proceeds retained by it. At June 30, 2003, Chesterfield Financial had total consolidated assets of $368.9 million, total deposits of $282.2 million and shareholders' equity of $73.3 million.

      Chesterfield Financial's executive office is located at 10801 South Western Avenue, Chicago, Illinois 60643. Its telephone number is (773) 239-6000.

Chesterfield Federal Savings and Loan Association of Chicago

      Founded in 1924, Chesterfield Federal is a customer-oriented, federally chartered savings association, which operates from its main office in Chicago, Illinois and three branch offices. Chesterfield Federal also offers property and casualty insurance through its wholly owned subsidiary, Chesterfield Insurance Services, L.L.C. Chesterfield Federal's deposits are insured by the Savings Association Insurance Fund, as administered by the Federal Deposit Insurance Corporation, up to the maximum amount permitted by law.

      Chesterfield Federal's executive office is located at 10801 South Western Avenue, Chicago, Illinois 60643. Its telephone number is (773) 239-6000.

Market Area

      Chesterfield Federal has been, and continues to be, a community-oriented savings institution offering a variety of financial products to meet the needs of the communities it serves. Chesterfield Federal's lending and deposit-gathering area is concentrated in the neighborhoods surrounding its four offices: its main office and one branch office in the City of Chicago; one branch office in Palos Hills, which is located in Cook County; and one branch office in Frankfort, which is located in Will County. While the City of Chicago experienced a population decrease of 4.6% between 1990 and 1998, the population of Palos Hills and Frankfort increased 6.3% and 49.5%, respectively, over the same period. The City of Chicago government is the largest employer in the City of Chicago, and general building companies and healthcare providers comprise the two largest types of businesses in each of Chicago, Palos Hills, and Frankfort. However, the economy in Chesterfield Federal's market area is not dependent on any single employer or type of business.

Competition

      We face significant competition in both originating loans and attracting deposits. The Chicago metropolitan area has a high concentration of financial institutions, most of which are significantly larger institutions that have greater financial resources than we do and all of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks, and mortgage banking companies, credit unions, insurance companies, and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks, and credit unions. We face additional competition for deposits from non-depository competitors such as mutual funds, securities and brokerage firms, and insurance companies. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms, and insurance companies, has increased the competitive environment in which we conduct business.

Lending Activities

      General. Our loan portfolio is comprised mainly of one- to four-family residential real estate loans. The vast majority of these loans have fixed rates of interest. In addition to one- to four-family residential real estate loans, our loan portfolio consists primarily of home equity lines of credit, multi-family residential loans, and consumer loans. At June 30, 2003, our loans totaled $153.3 million, of which $134.4 million, or 87.7%, were secured by one- to four-family residential real estate; $4.3 million, or 2.8%, were secured by multi-family residential real estate; $12.4 million, or 8.1%, were home equity lines of credit; and $2.2 million, or 1.4%, were consumer loans.

      Loan Portfolio Composition. The following table shows the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees, and allowances for losses) as of the dates indicated.

                                                                                     At June 30,
                                         -------------------------------------------------------------------------------------------
                                              2003                2002                2001              2000              1999
                                         ----------------   ----------------   ----------------   ---------------   ----------------
                                         Amount   Percent   Amount   Percent   Amount   Percent   Amount  Percent   Amount   Percent
                                         ------   -------   ------   -------   ------   -------   ------  -------   ------   -------
                                                                        (Dollars in Thousands)
Real Estate Loans:
One- to four-family .................   $134,371    87.7%  $153,843    88.8%  $147,865    88.8%  $140,120   87.7%  $140,351    87.5%
Home equity .........................     12,415     8.1     11,559     6.7     10,521     6.3     11,002    6.9     11,413     7.1
Multi-family and other ..............      4,318     2.8      5,175     3.0      5,073     3.0      5,693    3.5      6,058     3.8
                                        --------   -----   --------   -----   --------   -----   --------  -----   --------   -----
     Total real estate loans ........    151,104    98.6    170,577    98.5    163,459    98.1    156,815   98.1    157,822    98.4
                                        --------   -----   --------   -----   --------   -----   --------  -----   --------   -----

Other Loans:
Consumer loans:
  Loans on deposits .................        896     0.6      1,016     0.6      1,180     0.7      1,161    0.7      1,038     0.6
  Automobile, stock secured,
    second mortgages and other ......      1,263     0.8      1,605     0.9      1,975     1.2      1,842    1.2      1,574     1.0
                                        --------   -----   --------   -----   --------   -----   --------  -----   --------   -----
      Total consumer loans ..........      2,159     1.4      2,621     1.5      3,155     1.9      3,003    1.9      2,612     1.6
                                        --------   -----   --------   -----   --------   -----   --------  -----   --------   -----

     Total loans ....................    153,263   100.0%   173,198   100.0%   166,614   100.0%   159,818  100.0%   160,434   100.0%
                                                   =====              =====              =====             =====              =====

Less:
 Undisbursed portion of loans in
   process ..........................      1,357              1,242              3,364                480            1,422
 Unearned discounts and deferred
   loan fees ........................       580                499                474                554               663
 Allowance for loan losses ..........      1,304              1,576              1,573              1,508            1,432
                                        --------           --------           --------           --------         --------
 Total loans receivable, net ........   $150,022           $169,881           $161,203           $157,276         $156,917
                                        ========           ========           ========           ========         ========

      Loan Contractual Terms to Maturity. The following table sets forth certain information as of June 30, 2003, regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity. The amounts shown represent outstanding principal balances and are not adjusted for premiums, discounts, reserves, and unearned fees. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                            Over 1      Over 3       Over 5        Over 10     Beyond
                                                Within    Year to 3   Years to 5   Years to 10   Years to 20     20
                                                1 Year      Years        Years        Years         Years      Years         Total
                                               -------    ---------   ----------   -----------   -----------   -------     --------
                                                                                (In Thousands)
Real estate loans:
  One- to four-family ....................     $ 9,379     $18,456      $17,578      $36,377       $30,541     $22,040     $134,371
  Home equity, multi-family and other ....       2,897       4,152        4,307        4,508           869          --       16,733
  Consumer loans .........................         802         507          291          375           184          --        2,159
                                               -------     -------      -------      -------       -------     -------     --------
Total loans receivable ...................     $13,078     $23,115      $22,176      $41,260       $31,594     $22,040     $153,263
                                               =======     =======      =======      =======       =======     =======     ========

      The following table sets forth at June 30, 2003, the dollar amount of all fixed rate and adjustable rate loans due or repricing after June 30, 2004.

                                                                 Fixed       Adjustable        Total
                                                                --------     ----------      --------
                                                                          (In Thousands)
Real estate loans:
   One- to four-family ..............................           $124,543       $   449       $124,992
   Home equity, multi-family and other ..............              3,975         9,861         13,836
    Consumer loans ..................................              1,357            --          1,357
                                                                --------       -------       --------
      Total .........................................           $129,875       $10,310       $140,185
                                                                ========       =======       ========

      One- to Four-Family Residential Real Estate Loans. We emphasize the origination of loans secured by first mortgage liens on one- to four-family residential property. As of June 30, 2003, these loans totaled $134.4 million, or 87.7% of our total loan portfolio. We originate loans for retention in our portfolio, and we intend to continue to do so, as our residential mortgage loan documents contain provisions that are more favorable to borrowers than set forth in the seller/servicer guidelines of entities like Fannie Mae or Freddie Mac.

      We offer one- to four-family residential mortgage loans with terms of seven, 10, 15, and 30 years. Of these loans, $134.1 million, or 99.8%, had fixed rates of interest and the remaining $269,000, or 0.2%, had adjustable rates of interest. All of our fixed-rate mortgage loans are fully amortized over the term of the loan. In an effort to increase our originations of shorter-term loans, we more aggressively price the interest rates on loans with terms of 7, 10, and 15 years than on 30-year loans.

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

      Home Equity Lines of Credit. We offer home equity lines of credit, the total of which amounted to $12.4 million, or 8.1% of our total loan portfolio as of June 30, 2003. Home equity lines of credit are generally made for owner-occupied homes and are secured by first or second mortgages on residences. We generally offer these loans with a maximum loan to appraised value ratio of 80% (including senior liens on the subject property). We currently offer these loans for periods of seven and ten years and at rates that are tied to the prime rate plus a margin we adjust from time to time.

      Multi-Family Loans. At June 30, 2003, $4.3 million, or 2.8% of our total loan portfolio, consisted of loans secured by multi-family real estate. As of that date, the average principal amount outstanding per multi-family loan was $159,926. We originate fixed-rate, multi-family real estate loans with amortization schedules of up to 20 years. We generally lend up to 70% of the property's appraised value. Appraised values are determined by our own in-house appraiser or independent appraisers that we designate. If deemed necessary, we obtain an environmental assessment from an independent engineering firm of any environmental risks that may be associated with a particular building or the site. In deciding to originate a multi-family loan, we review the creditworthiness of the borrower, the expected cash flows from the property securing the loan, the cash flow requirements of the borrower, the value of the property, and the quality of the management involved with the property. We generally obtain the personal guarantee of the principals when originating multi-family real estate loans.

      Multi-family real estate lending is generally considered to involve a higher degree of credit risk than one- to four-family residential lending. Such lending may involve large loan balances concentrated on a single borrower or group of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the related real estate project. Consequently, the repayment of the loan may be subject to adverse conditions in the real estate market or the economy generally.

      Consumer Loans. We are authorized to make loans for a wide variety of personal and consumer purposes. As of June 30, 2003, consumer loans totaled $2.2 million, or 1.4% of our total loan portfolio. Our consumer loans consist primarily of home improvement loans and loans secured by deposit accounts, but we also offer automobile and stock secured and unsecured personal loans. Our procedure for underwriting consumer loans includes an assessment of the applicant's credit history and ability to meet existing obligations and payments of the proposed loan, as well as an evaluation of the value of the collateral security, if any. Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value, such as automobiles. In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining value often does not warrant further substantial collection efforts against the borrower.

      Loan Originations, Purchases, Sales, and Servicing. Although we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed-versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in our market area. This includes competing banks, savings institutions, credit unions, and mortgage banking companies, as well as life insurance companies and Wall Street conduits that also actively compete for local real estate loans. Loan originations are derived from a number of sources, including existing or prior customers and walk-in customers. We have very few referrals from real estate brokers.

      A rising interest rate environment that typically results in decreased loan demand may adversely affect our loan origination activity. Accordingly, the volume of loan originations and the profitability of this activity can vary from period to period. We have not originated any loans for sale in the secondary market and are restricted from selling loans to some potential purchasers because our residential mortgage loan documents contain provisions that are more favorable to borrowers than permitted by the seller/servicer guidelines of entities like Fannie Mae or Freddie Mac. We currently do not service any loans for others.

      The following table shows our loan origination and repayment activities for the periods indicated. We did not purchase or sell any loans during the periods indicated.

                                                                  For the Years Ended June 30,
                                                             --------------------------------------
                                                               2003           2002           2001
                                                             --------        -------       --------
                                                                        (In Thousands)
Originations by Type:
Adjustable rate:
 Real estate -
          - one- to four-family ..................           $     --        $    --       $    357
          - home equity ..........................              8,571          7,418          6,472
                                                             --------        -------       --------
      Total adjustable-rate ......................              8,571          7,418          6,829
                                                             --------        -------       --------
Fixed rate:
 Real estate -
          - one- to four-family ..................             32,674         30,738         31,503
          - multi-family and other ...............                706          1,527            584
Non-real estate - consumer .......................              1,649          1,855          1,993
                                                             --------        -------       --------
      Total fixed-rate ...........................             35,029         34,120         34,080
                                                             --------        -------       --------
      Total loans originated .....................             43,600         41,538         40,909
                                                             --------        -------       --------

Repayments:
 Principal repayments ............................             63,535         34,954         34,113
                                                             --------        -------       --------

Increase (decrease) in other items, net ..........                 76          2,094         (2,869)
                                                             --------        -------       --------
      Net (decrease) increase ....................           $(19,859)       $ 8,678       $  3,927
                                                             ========        =======       ========

      Loan Approval Procedures and Authority. Our lending activities are subject to written, non-discriminatory underwriting standards and the loan origination procedures adopted by management and the Board of Directors. A loan officer initially reviews all loans, regardless of size or type. Due to their experience and length of employment with Chesterfield Federal, all of Chesterfield Federal's loan officers have the authority to approve residential mortgage loans in amounts up to $500,000. All of these approvals must be ratified by at least two members of the Executive Loan Committee, which consists of President and Chief Executive Officer Michael E. DeHaan, Vice President and Secretary Richard
E. Urchell, Vice President Peter I. Hahto, Director Robert T. Mangan, and Vice President Randy Trater. Any loan application for which a loan officer recommends denial is re-reviewed by at least two members of our Second Review Committee, which consists of President and Chief Executive Officer Michael E. DeHaan, Vice President and Secretary Richard E. Urchell, Vice President and Compliance Officer Raymond M. Janacek, and Vice President Randy Trater. Any two members of this committee have the authority to approve an application that was denied previously. The entire Board of Directors must approve loans in excess of $500,000.

Asset Quality

      Delinquent Loans. The following table sets forth Chesterfield Federal's loan delinquencies by type, by amount, and by percentage of type at June 30, 2003. Loans delinquent for 90 days and over are considered non-accruing loans.

                                                         Loans Delinquent For
                                    --------------------------------------------------------------
                                             60-89 Days                      90 Days and Over           Total Delinquent Loans
                                    -----------------------------     ----------------------------    ----------------------------
                                                         Percent                           Percent                        Percent
                                                         of Loan                           of Loan                        of Loan
                                    Number      Amount   Category     Number    Amount    Category    Number     Amount   Category
                                    ------      ------   --------     ------    ------    --------    ------     ------   --------
                                                                        (Dollars in Thousands)
Real Estate:
  One- to four-family ...........       1       $  25       0.02%         7     $  258       0.19%         8     $  283     0.21%
  Home equity ...................      --          --         --         --         --         --         --         --       --
  Multi-family and other ........      --          --                               --         --         --         --       --

Consumer ........................      --          --         --         --         --         --         --         --       --
                                    -----       -----       ----       ----     ------       ----       ----     ------     ----

     Total ......................       1       $  25       0.02%         7     $  258       0.17%         8     $  283     0.18%
                                    =====       =====       ====       ====     ======       ====       ====     ======     ====

      Loan Delinquencies and Collection Procedures. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of mortgage loans, a reminder notice is sent 15 days after an account becomes delinquent. Should the borrower not remit the entire payment due by the end of the month, then a letter that includes information regarding home-ownership counseling organizations is sent to the borrower. During the first 15 days of the following month, a second letter is sent, and we will also attempt to establish telephone contact with the borrower. At this time, and after reviewing the cause of the delinquency and the borrower's previous loan payment history, we may agree to accept repayment over a period of time that will generally not exceed 60 days. However, should a loan become delinquent two or more payments and the borrower is either unwilling or unable to repay the delinquency over a period of time acceptable to us, we will send a notice of default by both regular and certified mail. This notice will provide the borrower with the terms that must be met to cure the default and will again include information regarding home-ownership counseling.

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

      In the case of consumer loans, customers are mailed reminder notices when the loan is three days past due. Late notices are mailed when the loan is ten days past due, and we also attempt to establish telephone contact with the borrower. If collection efforts are unsuccessful, accounts are written off when the delinquency exceeds 90 days, and we may instruct our attorneys to take further action.

      Our policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate and our actions and plans to cure the delinquent status of the loans and to dispose of any real estate acquired through foreclosure.

      Nonperforming Loans. All loans are reviewed on a regular basis and are placed on a nonaccrual status when, in the opinion of management, there is reasonable probability of loss of principal or the collection of additional interest is deemed insufficient to warrant further accrual. Generally, we place all loans 90 days or more past due on nonaccrual status. In addition, we place any loan on nonaccrual if any part of it is classified as loss or if any part has been charged off. When a loan is placed on non-accruing status, total interest accrued and unpaid to date is reversed. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Generally, consumer loans are charged off before they become 120 days delinquent.

      The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio. For all years presented, we had no troubled debt restructurings (which involve forgiving a portion of interest or principal on loans or making loans at a rate materially less than that of market rates).

                                                                                At June 30,
                                                       ----------------------------------------------------------------
                                                        2003          2002           2001          2000           1999
                                                       ------        ------         ------        ------         ------
                                                                          (Dollars in Thousands)
Non-accruing loans:
  One- to four family .........................        $  258        $  199         $    3        $   12         $    9
  Home equity .................................            --            --             --            --             81
  Multi-family and other ......................            --            23             --            --             --
  Consumer ....................................            --            --             --             1             --
                                                       ------        ------         ------        ------         ------
    Total .....................................           258           222              3            13             90
                                                       ------        ------         ------        ------         ------

Accruing loans delinquent more than 90 days ...            --            --             --            --             --
                                                       ------        ------         ------        ------         ------

Foreclosed assets .............................            --            --             --            --             --
                                                       ------        ------         ------        ------         ------

Total nonperforming assets ....................        $  258        $  222         $    3        $   13         $   90
                                                       ======        ======         ======        ======         ======

Total as a percentage of total assets .........           .07%          .06%            --%           --%           .03%
                                                       ======        ======         ======        ======         ======

      From August 1997 through December 1999, the Corporation originated $509,000 of community development loans (thirteen loans) to a real estate development company to acquire vacant lots and deteriorated buildings for future development. The Corporation has closely monitored these loans since origination and established a specific valuation reserves on these loans through provisions for loan losses recorded in 1998, 1999, 2000, and 2001. During October 2002, nine of these parcels were sold and the entire principal balances of the related loans were recovered. These loans, with principal balances of $196,000 at June 30, 2003, remain on nonaccrual loans.

      For the year ended June 30, 2003, the amount of additional gross interest income that would have been recorded had non-accruing loans been current in accordance with their original terms was immaterial.

      Troubled Debt Restructurings. A troubled debt restructuring occurs when we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower, either as a deferment or reduction of interest or principal, that we would not otherwise consider. We had no troubled debt restructurings as of June 30, 2003 and June 30, 2002.

      Real Estate Owned. Real estate owned consists of property acquired through formal foreclosure or by deed in lieu of foreclosure and is recorded at the lower of recorded investment or fair value. Write-downs from recorded investment to fair value that are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. We held no property that was classified as real estate owned as of June 30, 2003 and June 30, 2002.

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

      When we classify assets as either substandard or doubtful, we allocate for analytical purposes a portion of our general valuation allowances or loss reserves to these assets as deemed prudent by management. General allowances represent loss allowances that have been established to recognize the risk associated with lending activities, but which have not been allocated to particular problem assets. When we classify problem assets as loss, we are required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge-off the amount. Our determination as to the classification of assets and the amount of valuation allowances is subject to review by regulatory agencies, which can order the establishment of additional loss allowances. Management regularly reviews our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

      On the basis of management's review of our asset portfolio at June 30, 2003, we had classified $273,000 of our assets as substandard and none of our assets as special mention, doubtful or loss.

      Loan Concentrations. Chesterfield Federal has originated over 14 loans to a single customer that have an aggregate principal balance of $1.7 million as of June 30, 2003. These loans are collateralized by one- to four-family residential properties, and repayment of the loans is highly dependant on the rental cash flow from these properties. These loans are currently performing in accordance with the terms of the loan agreements and have not been classified by management for regulatory purposes.

      Allowance for Loan Losses. The following table sets forth information regarding our allowance for loan losses and other ratios at or for the dates indicated.

                                                                                   At or For the Years Ended June 30,
                                                                      -------------------------------------------------------------
                                                                        2003          2002          2001         2000         1999
                                                                      -------       -------       -------      -------      -------
                                                                                          (Dollars in Thousands)
Balance at beginning of period ..................................     $ 1,576       $ 1,573       $ 1,508      $ 1,432        1,283
Charge-offs:
  One- to four family ...........................................          --            --            --           --           --
  Home equity ...................................................          --            --            --           --           --
  Multi-family and other ........................................          --            --            --           --           --
  Consumer ......................................................          --            --             8            7            1
                                                                      -------       -------       -------      -------      -------
                                                                           --            --             8            7            1
                                                                      -------       -------       -------      -------      -------

 Recoveries .....................................................           3             3             1           --           --
                                                                      -------       -------       -------      -------      -------

 Net charge-offs (recoveries) ...................................          (3)           (3)            7            7            1
 Additions charged to operations ................................        (275)           --            72           83          150
                                                                      -------       -------       -------      -------      -------
 Balance at end of period .......................................     $ 1,304       $ 1,576       $ 1,573      $ 1,508      $ 1,432
                                                                      =======       =======       =======      =======      =======

 Allowance for loan losses to loans receivable, net, at
 end of period ..................................................        0.87%         0.93%         0.98%        0.96%        0.91%
                                                                      =======       =======       =======      =======      =======

 Ratio of net charge-offs during the period to average
 nonperforming loans ............................................         --%           --%         46.67%        9.72%        0.98%
                                                                      =======       =======       =======      =======      =======

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

                                                                              At June 30,
                                       ------------------------------------------------------------------------------------
                                                         2003                                         2002
                                       --------------------------------------       ---------------------------------------
                                                                      Percent                                      Percent
                                                                     of Loans                                      of Loans
                                                        Loan          in Each                         Loan         in Each
                                       Amount of       Amounts       Category       Amount of        Amounts       Category
                                       Loan Loss         By          To Total       Loan Loss          By          To Total
                                       Allowance      Category         Loans        Allowance       Category        Loans
                                       ---------      --------       --------       ---------       --------       --------
                                                                      (Dollars in Thousands)
      Real Estate Loans:
         One- to four family ..        $    340        $134,371         87.7%        $    611        $153,843        88.8%
         Home equity ..........              26          12,415          8.1               24          11,559         6.7
         Multi-family and other               4           4,318          2.8                4           5,175         3.0
         Consumer .............               8           2,159          1.4               11           2,621         1.5
         Unallocated ..........             926              --           --              926              --          --
                                       --------        --------        -----         --------        --------       -----
         Total ................        $  1,304        $153,263        100.0%        $  1,576        $173,198       100.0%
                                       ========        ========        =====         ========        ========       =====

                                                                         At June 30,
                             -------------------------------------------------------------------------------------------------------
                                          2001                               2000                                 1999
                             -------------------------------  --------------------------------    ----------------------------------
                                                    Percent                           Percent                               Percent
                                                    of Loans                         of Loans                               of Loans
                                           Loan     in Each    Amount        Loan     in Each       Amount         Loan     in Each
                             Amount of   Amounts   Category   of Loan      Amounts   Category      of Loan        Amounts   Category
                             Loan Loss     By       To Total    Loss          By      To Total      Loss            By      To Total
                             Allowance  Category     Loans    Allowance    Category    Loans      Allowance      Category     Loans
                             ---------  --------   ---------  ---------    --------  ---------    ---------      --------   --------
Real Estate Loans:
 One- to four-family ..      $    581    $147,865     88.8%    $    575    $140,120     87.7%      $    491      $140,351      87.5%
 Home equity ..........            22      10,521      6.3           23      11,002      6.9             25        11,413       7.1
 Multi-family and other             4       5,073      3.0            5       5,693      3.5              5         6,058       3.8
 Consumer .............            15       3,155      1.9           14       3,003      1.9             13         2,612       1.6
 Unallocated ..........           951          --       --          891          --       --            898            --        --
                             --------    --------    -----     --------    --------    -----       --------      --------     -----
   Total ..............         1,573    $166,614    100.0%    $  1,508    $159,818    100.0%      $  1,432      $160,434     100.0%
                             ========    ========    =====     ========    ========    =====       ========      ========     =====

      The unallocated portion of the allowance for loan losses is based on management's evaluation of the aggregate level of the recorded allowance for loan loss balance. Management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific but are reflective of the probable losses in the loan portfolio, including management's periodic review of loan collectibility in light of historical experience; the nature and volume of the loan portfolio; adverse situations that may affect the borrower's ability to repay; estimated value of any underlying collateral; prevailing economic conditions such as housing trends, inflation rates, and unemployment rates; geographic concentrations of loans within Chesterfield Federal's immediate market area; and both peer financial institution historic loan loss experience and levels of allowance for loan losses.

Investment Activities

      Chesterfield Federal is permitted under federal law to invest in various types of liquid assets, including U.S. government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Chicago, certificates of deposit of federally insured institutions, certain bankers' acceptances, and federal funds. Within certain regulatory limits, Chesterfield Federal may also invest a portion of its assets in commercial paper and corporate debt securities. We are also required to maintain an investment in FHLB stock. Chesterfield Federal is required under federal regulations to maintain a minimum amount of liquid assets. See "Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

      Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that securities be categorized as "held to maturity," "trading securities," or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity."

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

      Generally, the investment policy of Chesterfield Federal, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon our liquidity needs, asset/liability management policies, investment quality, marketability, and performance objectives. Our investment policy does not permit engaging directly in hedging activities or purchasing high-risk mortgage derivative products.

      Our securities are mainly composed of securities issued by the U.S. government and government agencies, although from time to time we make other investments as permitted by applicable laws and regulations. At June 30, 2003, the Corporation has an investment in a mutual fund, AMF Adjustable-Rate Mortgage Fund, in the amount of $15,298, which represents approximately 21% of shareholders' equity at June 30, 2003. Virtually all of the interest-bearing deposits with banks are on deposit with the Federal Home Loan Bank of Chicago in a 10-day notice and overnight account.

      The following table sets forth the composition of our securities, net of premiums and discounts, at the dates indicated.

                                                                                           At June 30,
                                                              ---------------------------------------------------------------------
                                                                     2003                     2002                      2001
                                                              -------------------      -------------------      -------------------
                                                                Book        % of         Book       % of          Book         % of
                                                                Value       Total       Value      Total         Value       Total
                                                              ---------     -----      ---------     -----      ---------     -----
                                                                                      (Dollars in Thousands)
Securities available-for-sale:
  Mortgage-backed securities - Fannie Mae and Freddie Mac     $  11,525      16.1%     $  12,347      13.4%     $  13,405      12.2%
  Mutual fund                                                    15,298      21.4          5,027       5.5             --        --
Securities held to maturity
  Federal agency obligations - FHLB                              25,000      35.0         55,000      59.6         90,025      81.8
  Mortgage-backed securities - Freddie Mac                          695       0.9          2,035       2.2          4,348       4.0
  Tax increment allocation note                                     421       0.6            448       0.5            473       0.4
FHLB stock                                                       18,563      26.0         17,342      18.8          1,733       1.6
                                                              ---------     -----      ---------     -----      ---------     -----
Total securities and FHLB stock                               $  71,502     100.0%     $  92,199     100.0%     $ 109,984     100.0%
                                                              =========     =====      =========     =====      =========     =====
Average remaining life of securities                          2.8 years                3.2 years                1.6 years
Other interest-earning assets:
   Interest-bearing deposits with banks                       $ 127,994      96.4%     $  83,367      95.6%     $  60,816      97.6%
   Federal funds sold                                             4,800       3.6          3,800       4.4          1,500       2.4
                                                              ---------     -----      ---------     -----      ---------     -----
     Total                                                    $ 132,794     100.0%     $  87,167     100.0%     $  62,316     100.0%
                                                              =========     =====      =========     =====      =========     =====

      Carrying Values, Yields, and Maturities. The following table sets forth the scheduled maturities, carrying values, market value and weighted average yields for our securities at June 30, 2003. Mortgage-backed securities, FHLB stock, and the mutual fund are only included in the total columns since these securities are not due at a single maturity date.

                                                                               At June 30, 2003
                                       ---------------------------------------------------------------------------------------------
                                          Less Than        1 to 5          5 to 10          Over
                                           1 Year           Years           Years         10 Years           Total Securities
                                       --------------  --------------  --------------  --------------   ----------------------------
                                       Carrying Value  Carrying Value  Carrying Value  Carrying Value   Carrying Value  Market Value
                                       --------------  --------------  --------------  --------------   --------------  ------------
                                                                            (Dollars in Thousands)
Federal agency obligations - FHLB ..       $    --         $25,000         $    --         $    --          $25,000        $25,729
Tax increment allocation note ......            27             130             232              32              421            421
Mortgage-backed securities .........            --              --              --              --           12,220         12,239
FHLB stock .........................            --              --              --              --           18,563         18,563
Mutual fund ........................            --              --              --              --           15,298         15,298
                                           -------         -------         -------         -------          -------        -------
Total securities ...................       $    27         $25,130         $   232         $    32          $71,502        $72,250
                                           =======         =======         =======         =======          =======        =======

Weighted average yield .............          8.50%           4.02%           8.50%           8.50%            3.66%

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

      Deposits. Our deposits are attracted principally from residents within our primary market area. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. We are not currently using, nor have we used in the past, brokers to obtain deposits. Our deposit products include demand and NOW, money market, savings, and term certificate accounts. Interest rates paid, maturity terms, service fees, and withdrawal penalties are established by Chesterfield Federal on a periodic basis. Management determines the rates and terms based on rates paid by competitors, our needs for funds or liquidity, growth goals, and federal and state regulations.

      Deposit Activity. The following table sets forth Chesterfield Federal's deposit flows during the periods indicated.

                                                          For the Years Ended June 30,
                                                   ------------------------------------------
                                                      2003            2002            2001
                                                   ---------        ---------       ---------
                                                             (Dollars in Thousands)
Opening balance ....................               $ 278,125        $ 260,658       $ 263,350
Deposits ...........................                 325,373          326,470         326,812
Withdrawals ........................                (326,642)        (316,893)       (339,625)
Interest credited ..................                   5,319            7,890          10,121
                                                   ---------        ---------       ---------

Ending balance .....................               $ 282,175        $ 278,125       $ 260,658
                                                   =========        =========       =========

Net increase (decrease) ............               $   4,050        $  17,467       $  (2,692)
                                                   =========        =========       =========

Percent increase (decrease) ........                     1.5%             6.7%           (1.0)%
                                                   =========        =========       =========

      Deposit Accounts. The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered as of the dates indicated.

                                                                                        At June 30,
                                                       -----------------------------------------------------------------------------
                                                                 2003                       2002                        2001
                                                       ---------------------       ---------------------       ---------------------
                                                        Amount       Percent        Amount       Percent        Amount       Percent
                                                       --------      -------       --------      -------       --------      -------
                                                                                   (Dollars in Thousands)
Transactions and Savings Deposits:

Passbook Savings 1.00% .........................       $ 61,402        21.8%       $ 58,968        21.2%       $ 53,553        20.5%
NOW Accounts 0.75% - 1.00% .....................         30,016        10.6          28,258        10.2          24,049         9.2
Money Market Accounts
  0.75% - 1.00% ................................         10,702         3.8           9,806         3.5           8,827         3.4
                                                       --------       -----        --------       -----        --------       -----

Total non-certificates .........................        102,120        36.2          97,032        34.9          86,429        33.1
                                                       --------       -----        --------       -----        --------       -----

Time Deposits:

 0.00% - 1.99% .................................        128,246        45.5           1,080         0.4              --          --
 2.00% - 3.99% .................................         35,079        12.4         142,893        51.3             980         0.4
 4.00% - 5.99% .................................         13,837         4.9          31,928        11.5         170,539        65.4
 6.00% - 7.99% .................................          2,533         0.9           4,799         1.7           2,079         0.8
 8.00% - 9.99% .................................            360         0.1             393         0.1             631         0.2
                                                       --------       -----        --------       -----        --------       -----

Total time deposits ............................        180,055        63.8         181,093        65.0         174,229        66.8
                                                       --------       -----        --------       -----        --------       -----
Accrued interest ...............................            113         0.0             171         0.1             319         0.1
                                                       --------       -----        --------       -----        --------       -----
Total deposits, including
  accrued interest .............................       $282,288       100.0%       $278,296       100.0%       $260,977       100.0%
                                                       ========       =====        ========       =====        ========       =====

      Time Deposit Maturity Schedule. The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of June 30, 2003.

                                                                            Maturity Date
                                        ------------------------------------------------------------------------------------
           Interest Rate                1 Year or Less    Over 1 to 2 Years   Over 2 to 3 Years    Over 3 Years       Total
--------------------------------        --------------    -----------------   -----------------    ------------     --------
                                                                             (In Thousands)
0.00% - 1.99% ..................            $126,324          $  1,922            $     --            $     --      $128,246
2.00% - 3.99% ..................              20,685             9,702               2,304               2,388        35,079
4.00% - 5.99% ..................               4,960             1,427               1,226               6,224        13,837
6.00% - 7.99% ..................                 100             1,033               1,213                 187         2,533
8.00% - 9.99% ..................                  --                --                  --                 360           360
                                            --------          --------            --------            --------      --------
Total ..........................            $152,069          $ 14,084            $  4,743            $  9,159      $180,055
                                            ========          ========            ========            ========      ========

      Large Certificates. The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of June 30, 2003.

                                                                                   Maturity
                                                        -------------------------------------------------------------
                                                                       Over        Over
                                                        3 Months      3 to 6      6 to 12       Over
                                                         or Less      Months       Months     12 Months        Total
                                                        --------     --------     --------    ---------      --------
                                                                                (In Thousands)
Time deposits less than $100,000 ..............         $ 75,980     $ 11,874     $ 13,793     $ 22,083      $123,730
Time deposits of $100,000 or more .............           44,417        2,268        3,737        5,903        56,325
                                                        --------     --------     --------     --------      --------

Total time deposits ...........................         $120,397     $ 14,142     $ 17,530     $ 27,986      $180,055
                                                        ========     ========     ========     ========      ========

      Borrowings. Chesterfield Federal may obtain advances from the Federal Home Loan Bank of Chicago upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

      Chesterfield Federal did not borrow any funds, including Federal Home Loan Bank advances, during the fiscal years ended June 30, 2003, 2002, and 2001.

Insurance Activities

      Chesterfield Insurance Services, L.L.C. ("Chesterfield Insurance") is a wholly owned service corporation subsidiary of Chesterfield Federal. Chesterfield Insurance offers property and casualty insurance on an agency basis for third-party providers. During the fiscal years ended June 30, 2003 and 2002, Chesterfield Insurance generated $2.5 and $2.0 million, respectively, in insurance commissions and incurred operating expenses of $2.4 million and $2.1 million, respectively. Chesterfield Insurance reported income (before income tax provisions) of $23,100 and $10,200 for the years ended June 30, 2003 and 2002, respectively, and a loss of $5,500 for the year ended June 30, 2001. As of June 30, 2003, Chesterfield Insurance had 20 employees.

Employees

      At June 30, 2003, Chesterfield Federal had a total of 91 full-time and 20 part-time employees, including 20 employed by Chesterfield Insurance, Chesterfield Federal's wholly owned subsidiary. Chesterfield Federal's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Risk Factors

      In addition to factors discussed in the description of the business of Chesterfield Financial and Chesterfield Federal and elsewhere in this report, the following are factors that could adversely affect our future results of operations and our financial condition.

      Changes in Interest Rates Could Hurt Our Profitability. To be profitable, we have to earn more money in interest and other income than we pay as interest and other expenses. The majority of our loan portfolio primarily consists of loans that mature in more than five years. At June 30, 2003, our deposit accounts consisted of time deposit accounts and demand deposits such as NOW accounts. Of our time deposits, $152.1 million, or 84.5%, have remaining terms to maturity of one year or less. If interest rates rise, the amount of interest we pay on deposits is likely to increase more quickly than the amount of interest we receive on our loans and securities. This could cause our profits to decrease or could result in losses. If interest rates fall, many borrowers may refinance more quickly, while competitive factors may inhibit our ability to further lower interest rates on our deposit products. This could also cause our profits to decrease or could result in losses. For additional information on our exposure to interest rates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Management of Market Risk."

      Our Emphasis on Residential Real Estate Lending May Limit Our Growth and Profitability. Historically, we have emphasized one- to four-family residential lending instead of commercial or consumer lending, and more recently, we have specifically emphasized the origination of shorter-term residential mortgage (7-, 10-, and 15-year) loans. As of June 30, 2003, $134.4 million, or 87.7%, of our total loan portfolio consisted of one- to four-family residential real estate loans. The yields on residential mortgage loans are often less than the yields on other types of loans, and the yields on shorter-term mortgage loans are often less than the yields on 30-year mortgage loans. We intend to continue to emphasize shorter-term residential lending. Because of this emphasis, any asset growth we may experience may not be as fast as that of other financial institutions that focus on a broader range of loan products and our income may not grow as fast as other financial institutions that earn higher interest rates on longer-term or non-residential loans.

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

Federal Regulation of Savings Institutions

      Business Activities. The activities of federal savings associations are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates, and community reinvestment. The description of statutory provisions and regulations applicable to savings associations set forth in this annual report does not purport to be a complete description of these statutes and regulations and their effect on Chesterfield Federal.

      Loans to One Borrower. Federal savings associations generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of June 30, 2003, Chesterfield Federal was in compliance with its loans-to-one-borrower limitations.

      Qualified Thrift Lender Test. As a federal savings association, Chesterfield Federal is required to satisfy a qualified thrift lender test whereby it must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" consisting primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill, and other intangible assets, and the value of property used to conduct business. A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of June 30, 2003, Chesterfield Federal maintained 66.49% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

      Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years; (2) the institution would not be at least adequately capitalized following the distribution; (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions that are a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

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

      Chesterfield Federal's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans Chesterfield Federal may make to these persons based, in part, on Chesterfield Federal's capital position, and requires approval procedures to be followed. At June 30, 2003, Chesterfield Federal was in compliance with these regulations.

      Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including shareholders and attorneys, appraisers, and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or a cease and desist order for removal of officers and/or directors of the institution, receivership, conservatorship, or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case, penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If the Director does not take action, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

      Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under the Federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees, and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Capital Requirements

      Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system), and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard; a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system); and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage, and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

      The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance-sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier
1) capital is defined as common shareholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

      The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At June 30, 2003 and 2002, Chesterfield Federal met each of its capital requirements.

Prompt Corrective Regulatory Action

      Under the Office of Thrift Supervision Prompt Corrective Action regulations, the Office of Thrift Supervision is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0%, or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

      The Federal Deposit Insurance Corporation has adopted a risk-based deposit insurance assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each capital group. The three capital categories are well capitalized, adequately capitalized, and undercapitalized. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution's primary federal regulator and information which the Federal Deposit Insurance Corporation determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates. The Federal Deposit Insurance Corporation has exercised this authority several times in the past and may raise insurance premiums in the future. If the Federal Deposit Insurance Corporation takes this type of action, it could have an adverse effect on the earnings of Chesterfield Federal.

Federal Home Loan Bank System

      Chesterfield Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. Chesterfield Federal, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2003, Chesterfield Federal was in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Federal Reserve System

      The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2003, Chesterfield Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

The USA PATRIOT Act

In response to the events of September 11, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

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

      o Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened. On July 23, 2002, the Office of Thrift Supervision and the other federal bank regulators jointly issued proposed rules to implement Section 326. The proposed rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers.

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

      o Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering, or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country) and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

      o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Sarbanes-Oxley Act of 2002

      On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("the Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

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

      A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the holding company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community, and competitive factors.

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

      As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions that would require recapture of the pre-1988 tax bad debt reserve include redemption of Chesterfield Federal's stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At June 30, 2003, Chesterfield Federal had a balance of approximately $3.5 million of pre-1988 bad debt reserves. A deferred tax liability has not been provided on this amount, as management does not intend to make distributions in excess of earnings and profits, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

      Chesterfield Financial is subject to the corporate alternative minimum tax to the extent it exceeds Chesterfield Financial's regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base are a number of preference items, including interest on certain tax-exempt bonds issued after August 7, 1986 and an "adjusted current earnings" computation that is similar to a tax earnings and profits computation. In addition, for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

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

ITEM 2. Properties

Properties

      At June 30, 2003, Chesterfield Financial conducted its business from our main office at 10801 South Western Avenue, Chicago, Illinois. The following table sets forth certain information with respect to the offices of Chesterfield Federal at June 30, 2003.

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

10801 South Western Avenue            Owned           1965             N/A
Chicago, Illinois 60643

10701 South Western Avenue            Owned           1981             N/A
Chicago, Illinois 60643

10135 S. Roberts Road                 Leased          1976             10/14/06
Palos Hills, Illinois 60465

22 West Lincoln Highway               Owned           1974             N/A
Frankfort, Illinois 60423

ITEM 3. Legal Proceedings

      Chesterfield Federal is involved, from time to time, as the plaintiff or defendant in various legal actions arising in the normal course of its business. At June 30, 2003, Chesterfield Federal was not involved in any material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders during the fourth quarter of the year under report.

PART II

ITEM 5. Market for Corporation's Common Stock and Related Shareholder Matters

      Chesterfield Financial's common stock is quoted on the Nasdaq National Market under the symbol "CFSL." The Corporation's common stock was held by approximately 1,128 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and is traded on the Nasdaq Stock Market under the symbol "CFSL".

      The following table sets forth market price and dividend information for the common stock for the fiscal years ended June 30, 2003 and 2002.

       Fiscal Year Ended                                         Cash Dividends
         June 30, 2003              High             Low            Declared
-------------------------------------------------------------------------------

       Fourth quarter              $21.70           $20.10           $ 0.06
       Third quarter               $20.95           $19.80           $ 0.06
       Second quarter              $20.88           $18.15           $ 0.05
       First quarter               $18.43           $17.70           $   --

       Fiscal Year Ended                                         Cash Dividends
          June 30, 2002             High             Low            Declared
-------------------------------------------------------------------------------

       Fourth quarter              $18.20           $17.26           $   --
       Third quarter               $17.80           $16.25           $   --
       Second quarter              $16.64           $14.80           $   --
       First quarter               $15.90           $13.55           $   --

      Payment of dividends on Chesterfield Financial's common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, Chesterfield Financial's results of operations and financial condition, tax considerations, and general economic conditions. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be or whether such dividends, once declared, will continue.

      Office of Thrift Supervision regulations impose limitations upon all "capital distributions" by savings institutions, including cash dividends, payments by a savings institution to repurchase or otherwise acquire its stock, payments to shareholders of another savings institution in a cash-out merger, and other distributions charged against capital. The regulations establish a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized or Tier 1 savings associations. As of June 30, 2003, the most recent notification categorized Chesterfield Federal as "well-capitalized." Accordingly, under the Office of Thrift Supervision capital distribution regulations, Chesterfield Federal would be permitted to pay, upon notice to the Office of Thrift Supervision, dividends during any calendar year up to 100 percent of its net income during that calendar year, plus its retained net income for the preceding two years.

      In addition to the foregoing, earnings of Chesterfield Federal appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to shareholders without payment of taxes at the then-current tax rate by Chesterfield Federal on the amount of earnings removed from the reserves for such distributions. Chesterfield Financial intends to make full use of this favorable tax treatment and does not contemplate any distribution by Chesterfield Federal in a manner that would create federal tax liability.

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

                                                                               At June 30,
                                                  -------------------------------------------------------------------
                                                     2003           2002           2001          2000         1999
                                                  ---------      ---------      ---------     ---------     ---------
                                                                            (In Thousands)
Selected Financial Condition Data:

Total assets ............................         $ 368,909      $ 363,340      $ 344,310     $ 305,480     $ 304,107
Loans receivable, net ...................           150,022        169,881        161,203       157,276       156,917
Interest-bearing deposits ...............           127,994         83,367         60,816        59,933        77,673
Securities available-for-sale ...........            26,822         17,374         13,405            --            --
Securities held-to-maturity .............            26,117         57,483         94,846        73,687        56,571
Deposits ................................           282,175        278,125        260,658       263,350       259,131
Shareholders' equity ....................            73,309         76,741         76,553        35,155        32,822

                                                                      For the Years Ended June 30,
                                                  -------------------------------------------------------------------
                                                     2003           2002           2001          2000         1999
                                                  ---------      ---------      ---------     ---------     ---------
                                                                            (In Thousands)
Selected Operations Data:

Total interest income ...................         $  16,027      $  19,047      $  20,418     $  19,563     $  18,848
Total interest expense ..................             5,620          8,102         11,005        10,746        10,646
                                                  ---------      ---------      ---------     ---------     ---------
Net interest income .....................            10,407         10,945          9,413         8,817         8,202
Provision for loan losses ...............              (275)            --             72            83           150
                                                  ---------      ---------      ---------     ---------     ---------
Net interest income after
   provision for loan losses ............            10,682         10,945          9,341         8,734         8,052
Total noninterest income ................             2,841          2,475          2,278         2,140         1,531
Total noninterest expense ...............             9,111          8,396          7,529         7,220         7,006
                                                  ---------      ---------      ---------     ---------     ---------
Income before taxes .....................             4,412          5,024          4,090         3,654         2,577
Income tax provision ....................             1,646          1,766          1,418         1,321           919
                                                  ---------      ---------      ---------     ---------     ---------
Net income ..............................         $   2,766      $   3,258      $   2,672     $   2,333     $   1,658
                                                  =========      =========      =========     =========     =========


                                                                                        At or For the Years Ended June 30,
                                                                          ----------------------------------------------------------
                                                                           2003         2002         2001         2000         1999
                                                                          -----        -----        -----        -----        -----
Selected Financial Ratios and Other Data:

Performance Ratios:
  Return on average assets (1) ....................................        0.77%        0.91%        0.81%        0.77%        0.56%
  Return on average equity (2) ....................................        3.82         4.26         5.76         6.86         5.17
  Interest rate spread (3) ........................................        2.61         2.52         2.39         2.56         2.41
  Net interest margin (4) .........................................        3.00         3.16         2.95         3.01         2.85
  Ratio of noninterest expense to
    average total assets ..........................................        2.52         2.35         2.29         2.38         2.36
  Ratio of average interest-earning assets
    to average interest-bearing liabilities .......................       123.8        127.3        116.6        112.3        111.8
  Efficiency ratio (5) ............................................        68.8         62.6         64.4         65.9         72.0

Asset Quality Ratios:
  Nonperforming loans to total loans at
    end of period .................................................        0.17         0.13           --         0.01         0.06
  Nonperforming assets to total assets at
    end of period .................................................        0.07         0.06           --           --         0.03
  Allowance for loan losses to
    nonperforming loans ...........................................       5.05x        7.10x       524.33x      116.00x      15.91x
  Allowance for loan losses to
      loans receivable, net .......................................        0.87%        0.93%        0.98%        0.96%        0.91%

Capital Ratios:
  Equity to total assets at end of period .........................       19.87        21.12        22.23        11.51        10.79
  Average equity to average assets ................................       20.03        21.38        13.06        11.21        10.77
  Dividend payout ratio (6) .......................................        21.8%          --           --          n/a           n/a

Per Share Data:
Basic Earnings per share (6) ......................................        0.78         0.84         0.10          n/a          n/a
Diluted Earnings per share (6) ....................................        0.77         0.83         0.10          n/a          n/a
Cash dividends per share (6) ......................................        0.17           --           --          n/a          n/a

Other Data:
  Number of offices ...............................................           4            4            4            4            4

----------
(1)   Ratio of net income to average total assets.

(2)   Ratio of net income to average equity.

(3) The difference between the weighted average yield on interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(4)   Net interest income divided by average interest-earning assets.

(5) Noninterest expense divided by the sum of net interest income and noninterest income.

(6) Chesterfield Financial's common stock first traded on May 2, 2001 and did not pay dividends until fiscal 2003.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      This document contains certain "forward-looking statements," which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates, and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products, and services.

Summary of Critical Accounting Policies

      The Company's Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America and prevailing practices of the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as the information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other provided by other third-party sources when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

      A summary of the Company's significant accounting policies is presented in
Note 2 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this Management's Discussion and Analysis section, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management has identified the determination of the allowance for loan losses and the determination of the fair value of financial instruments as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

      The allowance for loan losses is a valuation allowance for probable incurred credit losses. Management estimates the allowance balance on a quarterly basis based on past loan loss experience, the nature and volume of the portfolio, peer group information, adverse situations that may effect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as future events change.

      The fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. There is no ready market for a significant portion of the Company's financial instruments. Accordingly, fair values are based on various factors relative to expected loss experience, current economic conditions, risk characteristics, and other factors. The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment and, therefore, fair values cannot be determined with precision. Changes in assumptions or in market conditions could significantly affect the estimates.

General

      Chesterfield Financial's results of operations depend primarily on net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, securities, and interest-bearing deposits with other financial institutions, and the interest we pay on our interest-bearing liabilities, primarily savings accounts and time deposits. Our provisions for loan losses, other income, and other expense also affect our results of operations. Other income consists primarily of insurance commissions and service charges on deposit accounts. Other expense consists primarily of noninterest expenses, including salaries and employee benefits, occupancy, equipment, data processing, and deposit insurance premiums. Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, governmental policies, and actions of regulatory authorities.

Business Strategy

      Our current business strategy is to operate as a well-capitalized, profitable, community-oriented savings and loan association dedicated to providing quality customer service. Generally, we have sought to implement this strategy by emphasizing deposits as the primary source of funds and maintaining a substantial portion of the assets in local residential first mortgage loans. Specifically, the business strategy incorporates the following elements: (1) emphasizing one- to four-family residential real estate lending; (2) managing interest rate risk by emphasizing shorter-term mortgage loans and maintaining high levels of liquidity; (3) conducting our business as a community-oriented institution; and (4) maintaining asset quality and capital strength.

      Highlights of the business strategy are as follows:

      o Emphasizing One- to Four-Family Residential Real Estate Lending. Historically, we have emphasized one- to four-family residential lending within our market area. As of June 30, 2003, $134.4 million, or 87.7% of our total loan portfolio, consisted of one- to four-family residential real estate loans. During the year ended June 30, 2003, we originated $32.7 million of one- to four-family residential real estate loans. Although the yields on residential mortgage loans are often less than the yields on other types of loans, we intend to continue to emphasize one- to four-family lending because of our expertise with this type of lending and the relatively low delinquency rates on these loans compared to other loans.

      o Managing Interest Rate Risk by Emphasizing Shorter-Term Loans and Maintaining High Levels of Liquidity. In recent years, we have emphasized the origination of shorter-term (7-, 10- or 15-year) residential mortgage loans and have maintained high levels of liquidity. In addition, when a borrower refinances a loan during periods of decreasing interest rates, we actively seek to reduce the term of the refinanced loan. While short-term loans generally offer lower interest rates than long-term loans, short-term loans increase monthly cash flows and reprice more quickly, allowing us greater flexibility in periods of rising interest rates.

      o Conducting Our Business as a Community-Oriented Institution. We are committed to meeting the financial needs of the communities in which we operate. We are large enough to provide a range of personal and business financial services, and yet are still small enough to provide these services on a personalized and efficient basis. We believe that we can be more effective in servicing our customers than many of our non-local competitors because of our ability to quickly and effectively provide senior management responses to customer needs and inquiries. Our ability to provide these services is enhanced by the stability of our senior management, which has an average tenure with us of over 33 years.

      o Maintaining Asset Quality and Capital Strength. Through our commitment to conservative loan underwriting guidelines and the emphasis on traditional residential mortgage loans, we have consistently experienced low levels of late payments and losses on loans. As of June 30, 2003, we had $258,000 of nonperforming assets, which represented 0.07% of total assets. In addition, we maintain our financial strength by maintaining high capital levels. At June 30, 2003, our ratio of shareholders' equity to assets was 19.87%.

Average Balance Sheet

      The following table presents for the years indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are calculated daily for 2003 and 2002 and monthly for 2001. Non-accruing loans have been included in the table as loans carrying a zero yield.

                                                                     For the Years Ended June 30,
                                ----------------------------------------------------------------------------------------------------
                                                2003                             2002                              2001
                                ---------------------------------  -------------------------------   -------------------------------
                                   Average    Interest              Average     Interest               Average    Interest
                                Outstanding    Earned/    Yield/  Outstanding    Earned/    Yield/   Outstanding   Earned/    Yield/
                                   Balance      Paid       Rate     Balance       Paid       Rate      Balance      Paid       Rate
                                   -------      ----       ----     -------       ----       ----      -------      ----       ----
                                                                       (Dollars in Thousands)
Interest-earning assets:
 Loans receivable (1) .........   $160,125    $ 10,894     6.80%   $164,146     $ 11,794     7.19%    $156,811    $ 11,842     7.55%
 Securities ...................     59,380       2,677     4.51      87,618        4,721     5.39       86,854       4,963     5.71
 Interest-bearing deposits ....    103,514       1,364     1.32      75,455        1,628     2.16       70,075       3,286     4.69
 Other ........................     23,704       1,092     4.61      19,157          904     4.72        4,960         327     6.59
                                  --------    --------     ----    --------     --------     ----     --------    --------     ----
  Total interest-earning
    assets (1) ................    346,723      16,027     4.62     346,376       19,047     5.50      318,700      20,418     6.41
                                  --------    --------     ----    --------     --------     ----     --------    --------     ----

Interest-bearing liabilities:
 Passbook savings .............     59,435         720     1.21      54,370        1,045     1.92       66,441       1,410     2.12
 NOW accounts .................     28,695         296     1.03      25,611          338     1.32       23,137         434     1.88
 Money market accounts ........     10,704         131     1.22       9,500          174     1.83       11,502         273     2.37
 Time deposits ................    181,278       4,473     2.47     182,551        6,545     3.59      172,339       8,888     5.16
                                  --------    --------     ----    --------     --------     ----     --------    --------     ----
  Total interest-bearing
     liabilities ..............    280,112       5,620     2.01     272,032        8,102     2.98      273,419      11,005     4.02
                                  --------    --------     ----    --------     --------     ----     --------    --------     ----
Net interest income ...........               $ 10,407                          $ 10,945                          $  9,413
                                              ========                          ========                          ========
Net interest rate spread ......                            2.61%                             2.52%                             2.39%
                                                           ====                              ====                              ====
Net earning assets ............   $ 66,611                         $ 74,344                           $ 45,281
                                  ========                         ========                           ========
Net yield on average
   interest-earning assets ....                            3.00%                             3.16%                             2.95%
Average interest-earning assets
 to average interest-bearing
 liabilities ..................      123.8%                           127.3%                             116.6%

----------
(1) Balance calculated net of deferred loan fees, loan discounts, loans in process, and the allowance for loan losses.

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

                                                                For the Years Ended June 30,
                                          -------------------------------------------------------------------------
                                                   2003 vs. 2002                           2002 vs. 2001
                                          ---------------------------------      ----------------------------------
                                           Increase/(Decrease)                   Increase/(Decrease)
                                                 Due to             Total                Due to             Total
                                          --------------------     Increase      --------------------     Increase
                                           Volume        Rate     (Decrease)     Volume         Rate     (Decrease)
                                          -------      -------    ----------     ------       -------    ----------
                                                                        (In Thousands)
Interest-earning assets:
 Loans receivable ...................     $  (294)     $  (606)     $  (900)     $   541      $  (589)     $   (48)
 Securities .........................      (1,686)        (358)      (2,044)          43         (285)        (242)
 Interest-bearing deposits ..........         490         (754)        (264)         235       (1,893)      (1,658)
 Other ..............................         203          (15)         188          767         (190)         577
                                          -------      -------      -------      -------      -------      -------
   Total interest-earning assets ....     $(1,287)     $(1,733)     $(3,020)     $ 1,586      $(2,957)     $(1,371)
                                          =======      =======      =======      =======      =======      =======

Interest-bearing liabilities:
 Passbook savings ...................     $    90      $  (415)     $  (325)     $  (272)     $   (93)     $  (365)
 NOW accounts .......................          38          (80)         (42)          43         (139)         (96)
 Money market accounts ..............          20          (63)         (43)         (52)         (47)         (99)
 Time deposits ......................         (46)      (2,026)      (2,072)         501       (2,844)      (2,343)
                                          -------      -------      -------      -------      -------      -------

   Total interest-bearing liabilities     $   102      $(2,584)      (2,482)     $   220      $(3,123)      (2,903)
                                          =======      =======      -------      =======      =======      -------

Net interest income .................                               $  (538)                               $ 1,532
                                                                    =======                                =======

Comparison of Financial Condition at June 30, 2003 and 2002

      At June 30, 2003, total assets were $368.9 million, an increase of $5.6 million, or 1.5%, compared to $363.3 million at June 30, 2002. Cash and cash equivalents increased $46.9 million, or 49.5%, to $141.6 million at June 30, 2003, compared to $94.7 million at June 30, 2002. Securities decreased $22.0 million, or 29.3%, to $52.9 million at June 30, 2003, compared to $74.9 million at June 30, 2002, primarily because management chose not to commit funds to intermediate-term investments, given the current low level of interest rates.

      Loans receivable at June 30, 2003 were $150.0 million, down $19.9 million, or 11.7%, compared to $169.9 million at June 30, 2002 as principal repayments of $63.5 million exceeded loan originations of $43.6 million during fiscal 2003, as a result of the interest rate environment. The Corporation was not aggressive in pricing mortgage loan products in this historically low interest-rate environment, which caused loan prepayments to exceed loan originations in fiscal 2003. The Corporation's nonperforming loans were $258,000, or 0.17% of loans receivable, as of June 30, 2003, compared to $222,000, or 0.13% of loans receivable, as of June 30, 2002. The $1.3 million allowance for losses on loans was 0.87% of loans receivable as of June 30, 2003, compared to 0.93% as of June 30, 2002.

      Total deposits at June 30, 2003, were $282.2 million, up $4.1 million, or 1.5%, compared to $278.1 million at June 30, 2002. Passbook savings accounts and NOW and money market accounts increased $5.1 million, or 5.2%, to $102.1 million at June 30, 2003, compared to $97 million at June 30, 2002. Time deposits decreased $1 million, or .6%, to $180.1 million, from $181.1 million during this same period. Accrued expenses and other liabilities increased $5.4 million in fiscal 2003, primarily due to pending settlement of a $5.1 million securities purchase on June 30, 2003.

      On November 25, 2002, the Corporation announced its intent to repurchase up to 188,000 shares of the Corporation's common stock. To date, 20,200 shares have been repurchased under the November 25 program. During the year ended June 30, 2003, the Corporation repurchased 363,624 shares of its common stock at a cost of $6.7 million, or an average cost of $18.41 per share.

      Total shareholders' equity as of June 30, 2003 was $73.3 million, or 19.9% of total assets, compared to $76.7 million, or 21.1% of total assets, at June 30, 2002. The decrease in shareholders' equity was primarily due to the stock repurchase programs previously discussed. At June 30, 2003, there were 3,879,558 common shares outstanding with a book value of $18.90 per share, compared to 4,239,738 shares with a book value of $18.10 at June 30, 2002.

Comparison of Operating Results for the Years Ended June 30, 2003 and 2002

      General. Net income for the year ended June 30, 2003 was $2.8 million, or $0.77 diluted earnings per share, compared to net income of $3.3 million, or $0.83 diluted earnings per share, for the year ended June 30, 2002. The Corporation's return on average assets for the year ended June 30, 2003 was 0.77%, compared to 0.91% for the same period last year. Return on average equity for the year was 3.82%, compared to 4.26% for the same period last year.

      Total Interest Income. Total interest income decreased by $3.0 million, or 15.9%, to $16.0 million for the year ended June 30, 2003, from $19.0 million for the year ended June 30, 2002. A decrease in yield on interest-earning assets to 4.62% for the year ended June 30, 2003, from 5.50% for the same period last year, and a change in the mix of interest-earning assets favoring shorter term, lower yielding interest-earning deposits, caused the decline in interest income. Management chose not to commit funds to intermediate-term investments, given the current low level of interest rates. The average balance of securities for the year ended June 30, 2003 decreased $28.2 million from the average balance for the year ended June 30, 2002, while the average balance of interest-earning deposits and federal funds sold increased $29.5 million.

      Interest Expense. Interest expense on deposits decreased by $2.5 million, or 30.6%, to $5.6 million for the year ended June 30, 2003, from $8.1 million for the same period in 2002. The decrease was primarily attributable to reductions in deposit rates paid, with the average cost of funds decreasing to 2.01% for the current year, from 2.98% for the prior year, offset to some extent by a $8.1 million increase in the average balances of deposit accounts.

      Net Interest Income. Net interest income decreased by $538,000, or 4.9%, to $10.4 million for the year ended June 30, 2003, from $10.9 million for fiscal 2002. The net interest rate spread increased 9 basis points, to 2.61% in 2003, from 2.52% in 2002, while the net interest margin decreased 16 basis points, to 3.00% in 2003, from 3.16% in 2002. The ratio of average interest-earning assets to average interest-bearing liabilities was 123.8% for the year ended June 30, 2003, compared to 127.3% for the same period last year.

      Provision for Loan Losses. From August 1997 through December 1999, the Corporation originated $509,000 of community development loans (thirteen loans) to a real estate development company to acquire vacant lots and deteriorated buildings for future development. The Corporation has closely monitored these loans since origination and established $300,000 in specific valuation reserves on these loans through provisions for loan losses recorded in 1998, 1999, 2000, and 2001. During October 2002, nine of these parcels were sold and the entire principal balances of the related loans were recovered. Subsequent to the sale, $200,000 of the $300,000 specific valuation reserve was recovered during the quarter ended December 31, 2002, as a negative loan loss provision. A further review by management of the four remaining loans during the quarter ended March 31, 2003, indicated that an additional $75,000 of the specific valuation reserve could be recovered as a negative loan loss provision. These loans, with principal balances of $196,000 at June 30, 2003 remain on nonaccrual loans.

      Noninterest Income. Noninterest income increased $366,000, or 14.8%, to $2.8 million for the year ended June 30, 2003, from $2.5 million for the same period in 2002. Insurance commissions generated by the Association's insurance subsidiary, Chesterfield Insurance, increased $432,000, or 21.1%, to $2.5 million in 2003, compared to $2.0 million in 2002. Other noninterest income decreased $50,000, or 36.2%, to $88,000 for the year ended June 30, 2003, compared to $138,000 for the year ended June 30, 2002, primarily due to a $105,000 loss on the Corporation's equity investment in a community development company, partially offset by a $51,000 increase in agency fees and other service charges by Chesterfield Insurance.

      Noninterest Expense. Total noninterest expense increased $714,000, or 8.5%, to $9.1 million for the year ended June 30, 2003, from $8.4 million for the year ended June 30, 2002. The primary causes for the increase included a $562,000, or 11.5%, increase in salaries and employee benefits, which included a $209,000 increase in expense from the amortization of shares granted in November 2001 under the Corporation's 2001 Recognition and Retention Plan, a $43,000 increase in employee stock ownership plan expense due to the increased fair value of shares released to participants, and a $28,000 increase in health insurance premiums.

      Data processing expenses increased $48,000, or 14.3%, to $384,000 for 2003, compared to $336,000 in 2002, primarily due to additional software costs associated with upgrading internal systems. Equipment expense decreased $163,000, or 26.3%, to $458,000 in 2003, compared to $621,000 in 2002, primarily due to a $90,000 acceleration of depreciation expense recorded in 2002, and the subsequent replacement of computer equipment with newer, more cost effective systems, resulting in a $53,000 reduction in depreciation expense for fiscal 2003.

      Insurance agency bad debt expense increased $184,000, to $202,000 in fiscal 2003 compared to $18,000 in fiscal 2002, primarily the result of a $194,000 provision for an insurance premium receivable from a long-term commercial client of Chesterfield Insurance. During the current quarter, Chesterfield Insurance recovered $20,000 of this provision. Chesterfield Insurance continues to aggressively pursue collection of this receivable.

      Other miscellaneous expenses increased $61,000, or 3.7%, to $1.7 million for the year ended June 30, 2003, compared to $1.6 million for the year ended June 30, 2002, and included a $42,000 increase in insurance and surety bond premiums for the current year. The annualized ratio of noninterest expense to average assets was 2.52% in 2003, compared to 2.35% in 2002, and the Corporation's efficiency ratio was 68.8% for 2003, compared to 62.6% for 2002.

      Provision for Income Taxes. The provision for income taxes of $1.6 million for the year ended June 30, 2003 resulted in an effective tax rate of 37.3%, compared to a provision of $1.8 million and a 35.2% effective tax rate for the same period last year. The increase in the effective income tax rate results primarily from increased state income taxes due to reduced amounts of U.S. government and agency interest income.

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

      Interest Expense. Interest expense on deposits decreased by $2.9 million, or 26.4%, to $8.1 million for the year ended June 30, 2002, from $11.0 million for 2001. The decrease was primarily attributable to the general decline in market interest rates for insured deposits and to management's repricing decisions, with the average cost of funds decreasing 1.04%, to 2.98% for the current year, from 4.02% for last year. A $1.4 million net decrease in interest-bearing deposits and a change in the deposit mix favoring time deposits resulted in a $220,000 volume increase in interest expense, while reduced rates accounted for a $3.1 million decrease in interest expense. The average cost of passbook accounts dropped 20 basis points, money market accounts dropped 54 basis points, NOW accounts dropped 56 basis points, and time deposits dropped 157 basis points.

      Net Interest Income. Net interest income increased by $1.5 million, or 16.3%, to $10.9 million for the year ended June 30, 2002 from $9.4 million for the same period in 2001. The net interest rate spread and the net interest margin increased during the period as the result of the drop in market interest rates, and was helped by the increase in interest-earning assets resulting from investment of the proceeds from the mutual-to-stock conversion. The net interest rate spread increased to 2.52% from 2.39% while the net interest margin increased to 3.16% from 2.95%. The ratio of average interest-earning assets to average interest-bearing liabilities improved to 127.3% for the year ended June 30, 2002, from 116.6% for the same period last year.

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

      Management estimates the probable collectibility of these loans on an ongoing basis based on information made available by the borrower. A development plan for certain parcels was terminated in 2001, and management recorded provisions for the loans based on alternative uses of the land because of the continued uncertainty associated with the borrower's ability to successfully redevelop the parcels. During the current year, four of the community development loans were put on nonaccrual status due to failure to make timely payments. All of the related community development loans are reported as "substandard" for regulatory purposes. After a review of the present collectibility of these loans, management determined that no additional provision for loan loss was required.

      The allowance for loan losses decreased to 0.93% of loans outstanding at June 30, 2002 from 0.98% at June 30, 2001. The amount of the allowance is based on estimates, and the ultimate losses may vary from the estimates. The allowance for loan losses as of June 30, 2002 is maintained at a level that represents management's best estimate of probable losses in the loan portfolio.

      Noninterest Income. Noninterest income increased $197,000, or 8.6%, to $2.5 million for the year ended June 30, 2002, from $2.3 million for the same period in 2001. The increase was primarily attributable to insurance commissions at Chesterfield Insurance. Insurance commissions increased $192,000, or 10.3%, to $2.1 million in 2002, compared to $1.9 million in 2001.

      Noninterest Expense. Total noninterest expenses increased $867,000, or 11.5%, to $8.4 million for the year ended June 30, 2002, from $7.5 million for the year ended June 30, 2001. The primary causes for the increase were a $515,000, or 11.8%, increase in salaries and employee benefits, which included a $346,000 expense for Chesterfield Federal's Recognition and Retention Plan, and a $224,000, or 15.9%, increase in other expenses, which included a $134,000 increase in administrative expenses attributable to the newly formed holding company. Equipment expense increased $116,000, or 23.0%, to $621,000 in 2002, compared to $505,000 in 2001, primarily because of a $90,000 change in estimate of the useful life of computers. The computers are being replaced earlier than expected because they will not support updated software being provided by Chesterfield Federal's data processing service. Our annualized ratio of noninterest expense to average assets increased to 2.35% in 2002, compared to 2.29% in 2001, while our efficiency ratio improved to 62.6% for the current year, from 64.4% for the same period last year.

      During the years ended June 30, 2002 and 2001, Chesterfield Insurance incurred operating expenses of $2.1 million and $1.9 million, respectively. The increase was primarily due to a $161,000, or 15.0%, increase in salaries and employee benefits, which included a $24,000 expense for the Recognition and Retention Plan (both included in the consolidated numbers in the last paragraph). Chesterfield Insurance reported (unconsolidated) net income of $10,200 for the year ended June 30, 2002 and net losses of $5,500 and $44,000 for the years ended June 30, 2001 and 2000, respectively.

      Provision for Income Taxes. The provision for income taxes of $1.8 million for the year ended June 30, 2002, resulted in an effective tax rate of 35.2%, compared to a provision of $1.4 million and a 34.7% effective tax rate for the same period last year.

Liquidity and Capital Resources

      Chesterfield Federal's liquidity management objective is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the ability to meet deposit withdrawals on demand or at contractual maturity and to fund new loans and investments as opportunities arise. Chesterfield Federal's primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and cash flows generated by investments. External sources of funds primarily consist of increases in deposits.

      At June 30, 2003, Chesterfield Federal had loan commitments of $7.2 million and unused lines of credit of $19.8 million. Chesterfield Federal has also purchased a $5.1 million mortgage pool security that settles during July 2003. Chesterfield Federal believes that it has adequate resources to fund loan commitments as they arise. If Chesterfield Federal requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago could be made available. At June 30, 2003, approximately $152.2 million of time deposits were scheduled to mature within one year, and we expect that a portion of these time deposits will not be renewed upon maturity, which would reduce our liquidity. If additional liquidity is needed, Chesterfield Federal is permitted to sell its existing loans in the secondary market. However, Chesterfield Federal has not originated any loans for sale in the secondary market and is restricted from selling loans to some potential purchasers because Chesterfield Federal's loan documents contain provisions that are more favorable to borrowers than permitted by the seller/servicer guidelines of entities like Fannie Mae or Freddie Mac.

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

Recent Accounting Pronouncements

      The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. The initial recognition and measurement provisions of the FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 15, 2002. Management determined that the adoption of the provisions of FIN 45 did not have a material impact on the Corporation's consolidated financial statements as of June 30, 2003.

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain variable interest entities ("VIE") in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of FIN 46 are effective for newly created VIEs formed after January 31, 2003 and for existing VIEs on the first interim or annual reporting period beginning after June 15, 2003. The Corporation has no VIEs. Management determined that adoption of FIN 46 did not have a material effect on the Corporation's consolidated financial statements as of June 30, 2003.

      In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In addition, SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions) and for hedging relationships designated after June 30, 2003. The Corporation does not have any derivative instruments. Management determined that the adoption of SFAS No. 149 will not have an impact on the Corporation's consolidated financial statements as of June 30, 2003.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which affects the accounting for certain freestanding financial instruments depending on the type of financial instrument. The following types of freestanding financial instruments are affected by SFAS No. 150: (1) mandatorily redeemable shares for which the issuer is obligated to purchase those shares; (2) obligations to repurchase the issuer's equity shares; and (3) certain obligations to issue a variable number of shares. SFAS No. 150 is effective for affected financial instruments issued or modified after May 31, 2003. For those issued prior to May 31, 2002, SFAS No. 150 is required to be applied for periods beginning after December 15, 2003. Management determined that the adoption of SFAS No. 150 will not have a material effect on the Corporation's consolidated financial statements as of June 30, 2003.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

      General. As with other financial institutions, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, Chesterfield Federal's Board of Directors has established an Asset/Liability Management Committee, which is responsible for evaluating the interest rate risk inherent in Chesterfield Federal's assets and liabilities; determining the level of risk that is appropriate given its business strategy, operating environment, capital, liquidity, and performance objectives; and managing this risk consistent with the guidelines approved by the Board of Directors. The Asset/Liability Management Committee consists of senior management operating under a policy adopted by the Board of Directors and meets at least quarterly to review Chesterfield Federal's asset/liability policies and interest rate risk position.

      In recent years, management has sought to reduce interest rate risk by maintaining high levels of liquidity, and emphasizing the origination of shorter-term (7-, 10-, or 15-year) residential mortgage loans. In addition, when a borrower refinances a loan during a period of decreasing interest rates, management actively seeks to reduce the term of the refinanced loan.

      Net Portfolio Value. The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution's cash flow from assets, liabilities, and off-balance-sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of NPV. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of NPV. The Office of Thrift Supervision model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption that the U.S. Treasury yield curve shifts instantaneously and parallel up and down 100 to 300 basis points in 100 basis point increments. A basis point equals one-hundredth of one percentage point, and 100 basis points equals one percentage point. A change in interest rates to 8% from 7% would mean, for example, a 100 basis point increase in the "Change in Interest Rates" column below. The Office of Thrift Supervision provides Chesterfield Federal the results of the interest rate sensitivity model, which is based on information provided by Chesterfield Federal, to estimate the sensitivity of NPV.

      The table below sets forth, as of June 30, 2003, the estimated changes in Chesterfield Federal's NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve.

                                                                Net Portfolio Value as a Percent
                                Net Portfolio Value                of Present Value of Assets
                      ------------------------------------     ---------------------------------
     Change in
   Interest Rates      Estimated     Amount of                                          Percent
   (basis points)         NPV          Change      Percent     NPV Ratio                 Change
   --------------     ----------     ---------     -------     ---------                -------
                                     (Dollars in Thousands)
       +300           $   65,620     $ (9,362)       -12%        17.65%                   -1.92%
       +200               69,471       (5,511)        -7         18.46                    -1.11
       +100               73,023       (1,960)        -3         19.19                    -0.38
         0                74,983           --         --         19.57                       --
       -100               74,647         (335)        --         19.46                    -0.12

      Due to the abnormally low prevailing interest rate environment, the OTS report did not provide NPV estimates for -200 and -300 basis points.

      Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in NPV requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of Chesterfield Federal's interest sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of Chesterfield Federal's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results.

ITEM 8. Financial Statements and Supplementary Data

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Chesterfield Financial Corp.
Chicago, Illinois

We have audited the consolidated balance sheets of Chesterfield Financial Corp. ("the Corporation") as of June 30, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chesterfield Financial Corp. as of June 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.


                                             /s/ Crowe Chizek and Company LLC
                                             --------------------------------
                                             Crowe Chizek and Company LLC

Oak Brook, Illinois
August 15, 2003

                          CHESTERFIELD FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2003 and 2002

--------------------------------------------------------------------------------

                                                                              2003                  2002
                                                                              ----                  ----
ASSETS
Cash and due from financial institutions                                  $   8,842,509         $   7,558,382
Interest-bearing deposits                                                   127,994,123            83,367,263
Federal funds sold                                                            4,800,000             3,800,000
                                                                          -------------         -------------
     Cash and cash equivalents                                              141,636,632            94,725,645
Securities available-for-sale                                                26,822,431            17,373,760
Securities held-to-maturity (fair value:
  2003 - $26,863,762; 2002  - $58,298,527)                                   26,116,586            57,482,670
Loans, net                                                                  150,022,280           169,881,473
Federal Home Loan Bank stock                                                 18,563,200            17,342,100
Premises and equipment, net                                                   2,414,856             2,529,244
Goodwill                                                                        451,582               451,582
Accrued interest receivable and other assets                                  2,881,746             3,553,622
                                                                          -------------         -------------

     Total assets                                                         $ 368,909,313         $ 363,340,096
                                                                          =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                                  $ 282,174,642         $ 278,125,407
Advance payments by borrowers for
  taxes and insurance                                                         2,203,499             2,622,335
Accrued expenses and other liabilities                                       11,221,750             5,851,221
                                                                          -------------         -------------
     Total liabilities                                                      295,599,891           286,598,963

Commitments and contingent liabilities                                               --                    --

Shareholders' equity
     Preferred stock, $.01 par value per share;
       1,000,000 shares authorized, no shares
       issued and outstanding                                                        --                    --
     Common stock, $.01 par value per share;
       7,000,000 shares authorized; 4,304,738 shares
       issued; 2003 - 3,879,558 shares outstanding,
       2002 - 4,239,738 shares outstanding                                       43,047                43,047
     Additional paid-in capital                                              42,398,689            42,153,300
     Retained earnings                                                       43,263,633            41,084,408
     Unearned ESOP shares                                                    (2,833,030)           (3,055,561)
     Unearned RRP shares                                                     (1,940,971)           (2,496,015)
     Treasury stock, at cost; 2003 - 425,180 shares,
         2002 - 65,000 shares                                                (7,797,619)           (1,166,625)
     Accumulated other comprehensive income                                     175,673               178,579
                                                                          -------------         -------------
         Total shareholders' equity                                          73,309,422            76,741,133
                                                                          -------------         -------------

              Total liabilities and shareholders' equity                  $ 368,909,313         $ 363,340,096
                                                                          =============         =============

                          CHESTERFIELD FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                    Years ended June 30, 2003, 2002, and 2001

--------------------------------------------------------------------------------

                                                                     2003                2002                2001
                                                                     ----                ----                ----
Interest and dividend income
     Loans, including fees                                      $ 10,893,710        $ 11,793,855         $ 11,842,137
     Securities                                                    2,676,702           4,720,656            4,962,409
     Interest-bearing deposits                                     1,363,843           1,627,850            3,286,374
     Other                                                         1,092,892             904,682              327,636
                                                                ------------        ------------         ------------
         Total interest income                                    16,027,147          19,047,043           20,418,556

Interest expense on deposits                                       5,620,102           8,102,099           11,005,252
                                                                ------------        ------------         ------------

Net interest income                                               10,407,045          10,944,944            9,413,304

Provision for loan losses                                           (275,000)                 --               72,000
                                                                ------------        ------------         ------------

Net interest income after provision
  for loan losses                                                 10,682,045          10,944,944            9,341,304

Noninterest income
     Insurance commissions                                         2,481,451           2,049,264            1,857,508
     Service charges on deposit accounts                             271,023             288,140              292,611
     Other                                                            88,326             138,078              127,736
                                                                ------------        ------------         ------------
                                                                   2,840,800           2,475,482            2,277,855
Noninterest expense
     Salaries and employee benefits                                5,448,071           4,885,614            4,370,506
     Occupancy                                                       793,629             775,381              772,274
     Equipment                                                       457,800             621,071              504,990
     Data processing                                                 383,980             336,215              324,245
     Federal deposit insurance                                       131,801             127,699              120,946
     Insurance agency bad debt expense                               201,915              18,000               28,579
     Other                                                         1,693,204           1,632,414            1,407,824
                                                                ------------        ------------         ------------
                                                                   9,110,400           8,396,394            7,529,364
                                                                ------------        ------------         ------------

Income before income taxes                                         4,412,445           5,024,032            4,089,795

Income tax expense                                                 1,646,082           1,766,235            1,418,205
                                                                ------------        ------------         ------------

Net income                                                      $  2,766,363        $  3,257,797         $  2,671,590
                                                                ============        ============         ============

Earnings per share
     Basic                                                      $       0.78        $       0.84         $       0.10
     Diluted                                                            0.77                0.83                 0.10

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
                EQUITY Years ended June 30, 2003, 2002, and 2001

--------------------------------------------------------------------------------


                                                          Additional                          Unearned
                                            Common          Paid-In         Retained            ESOP
                                            Stock           Capital         Earnings           Shares
                                            -----           -------         --------           ------
Balance at July 1, 2000                 $         --     $         --     $ 35,155,021     $         --

Issuance of common stock,
  net of expenses                             43,047       41,932,800               --       (3,443,790)
ESOP shares earned                                --           66,552               --          150,912
Comprehensive income
   Net income                                     --               --        2,671,590               --
   Unrealized loss on
     securities available-for-sale,
      net of reclassification
     and tax effects                              --               --               --               --

        Total comprehensive
           income
                                        ------------     ------------     ------------     ------------
Balance at June 30, 2001                      43,047       41,999,352       37,826,611       (3,292,878)

Purchases of treasury stock                       --               --               --               --
ESOP shares earned                                --          153,948               --          237,317
Grant of RRP shares                               --               --               --               --
RRP shares vested                                 --               --               --               --
Comprehensive income
   Net income                                     --               --        3,257,797               --
   Unrealized gain on
     securities available-for-sale,
     net of reclassification
     and tax effects                              --               --               --               --

        Total comprehensive
           income
                                        ------------     ------------     ------------     ------------

Balance at June 30, 2002                      43,047       42,153,300       41,084,408       (3,055,561)

                                                                               Accumulated
                                             Unearned                             Other
                                                RRP             Treasury      Comprehensive
                                              Shares             Stock         Income (Loss)         Total
                                              ------             -----         -------------         -----
Balance at July 1, 2000                    $         --      $         --      $         --      $ 35,155,021

Issuance of common stock,
  net of expenses                                    --                --                --        38,532,057
ESOP shares earned                                   --                --                --           217,464
Comprehensive income
   Net income                                        --                --                --         2,671,590
   Unrealized loss on
     securities available-for-sale,
      net of reclassification
     and tax effects                                 --                --           (23,572)          (23,572)
                                                                                                 ------------
        Total comprehensive
           income                                                                                   2,648,018
                                           ------------      ------------      ------------      ------------
Balance at June 30, 2001                             --                --           (23,572)       76,552,560

Purchases of treasury stock                          --        (4,008,314)               --        (4,008,314)
ESOP shares earned                                   --                --                --           391,265
Grant of RRP shares                          (2,841,689)        2,841,689                --                --
RRP shares vested                               345,674                --                --           345,674
Comprehensive income
   Net income                                        --                --                --         3,257,797
   Unrealized gain on
     securities available-for-sale,
     net of reclassification
     and tax effects                                 --                --           202,151           202,151
                                                                                                 ------------
        Total comprehensive
           income                                                                                   3,459,948
                                           ------------      ------------      ------------      ------------

Balance at June 30, 2002                     (2,496,015)       (1,166,625)          178,579        76,741,133

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
                EQUITY Years ended June 30, 2003, 2002, and 2001

--------------------------------------------------------------------------------


                                                          Additional                           Unearned
                                          Common            Paid-In          Retained            ESOP
                                           Stock            Capital          Earnings           Shares
                                           -----            -------          --------           ------
Purchases of treasury stock             $         --     $         --      $         --      $         --
ESOP shares earned                                --          215,247                --           219,261
RRP shares vested                                 --               --                --                --
Income tax benefit of RRP vesting                 --           34,380                --                --
Options exercised                                 --           (7,542)               --                --
Dividends paid                                    --            3,304          (587,138)            3,270
Comprehensive income
   Net income                                     --               --         2,766,363                --
   Unrealized loss on
     securities available-for-sale,
     net of reclassification
     and tax effects                              --               --                --                --

        Total comprehensive
           income
                                        ------------     ------------      ------------      ------------

Balance at June 30, 2003                $     43,047     $ 42,398,689      $ 43,263,633      $ (2,833,030)
                                        ============     ============      ============      ============

                                                                                 Accumulated
                                               Unearned                              Other
                                                  RRP            Treasury        Comprehensive
                                                Shares             Stock         Income (Loss)         Total
                                                ------             -----         -------------         -----
Purchases of treasury stock                  $         --      $ (6,694,157)     $         --      $ (6,694,157)
ESOP shares earned                                     --                --                --           434,508
RRP shares vested                                 555,044                --                --           555,044
Income tax benefit of RRP vesting                      --                --                --            34,380
Options exercised                                      --            63,163                --            55,621
Dividends paid                                         --                --                --          (580,564)
Comprehensive income
   Net income                                          --                --                --         2,766,363
   Unrealized loss on
     securities available-for-sale,
     net of reclassification
     and tax effects                                   --                --            (2,906)           (2,906)
                                                                                                   ------------
        Total comprehensive
           income                                                                                     2,763,457
                                             ------------      ------------      ------------      ------------

Balance at June 30, 2003                     $ (1,940,971)     $ (7,797,619)     $    175,673      $ 73,309,422
                                             ============      ============      ============      ============

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years ended June 30, 2003, 2002, and 2001

--------------------------------------------------------------------------------

                                                                    2003              2002                2001
                                                                    ----              ----                ----
Cash flows from operating activities
    Net income                                                 $   2,766,363      $   3,257,797      $   2,671,590
    Adjustments to reconcile net income to net
      cash provided by operating activities
       Provision for loan losses                                    (275,000)                --             72,000
       Bad debt expense                                              201,915             18,000             28,579
       Depreciation and amortization                                 389,379            531,345            425,093
       Deferred income tax benefit                                  (247,085)          (260,529)          (133,714)
       FHLB stock dividend                                        (1,221,100)          (609,200)          (123,100)
       ESOP compensation expense                                     434,508            391,265            217,464
       RRP compensation expense                                      555,044            345,674                 --
       Net amortization of securities                               (127,807)            (3,865)            (2,636)

    Net change in:
       Deferred loan origination fees                                (81,218)            24,430            (80,149)
       Accrued interest receivable and other assets                  919,904           (439,215)          (134,448)
       Accrued expenses and other liabilities                         66,047          1,487,785            230,568
                                                               -------------      -------------      -------------
          Net cash provided by operating activities                3,380,950          4,743,487          3,171,247

Cash flows from investing activities
    Activity in securities held-to-maturity:
       Maturities, calls, and prepayments                         76,366,702         82,365,155         53,861,339
       Purchases                                                 (44,879,411)       (45,000,000)       (75,018,312)
    Activity in securities available-for-sale:
       Maturities, calls, and prepayments                          5,691,027          1,361,387                 --
       Purchases                                                 (10,000,000)        (5,021,383)       (13,440,773)
    Purchase of Federal Home Loan Bank stock                              --        (15,000,000)                --
    Loan originations and payments, net                           20,215,411         (8,702,758)        (3,918,740)
    Additions to premises and equipment                             (274,991)          (244,793)          (471,150)
                                                               -------------      -------------      -------------
       Net cash provided by (used in) investing activities        47,118,738          9,757,608        (38,987,636)

Cash flows from financing activities
    Net change in deposits                                         4,049,235         17,467,445         (2,692,026)
    Net change in advance payments by borrowers
      for taxes and insurance                                       (418,836)          (155,970)           (56,956)
    Net proceeds from stock option exercise                           55,621                 --                 --
    Net proceeds from stock issuance                                      --                 --         38,532,057
    Dividends paid                                                  (580,564)                --                 --
    Purchase of treasury stock, at cost                           (6,694,157)        (4,008,314)                --
                                                               -------------      -------------      -------------
       Net cash provided by (used in) financing activities        (3,588,701)        13,303,161         35,783,075
                                                               -------------      -------------      -------------

Net change in cash and cash equivalents                           46,910,987         27,804,256            (33,314)

Beginning cash and cash equivalents                               94,725,645         66,921,389         66,954,703
                                                               -------------      -------------      -------------

Ending cash and cash equivalents                               $ 141,636,632      $  94,725,645      $  66,921,389
                                                               =============      =============      =============

Supplemental cash flow information:
    Interest paid                                              $   5,578,300      $   8,249,446      $  11,057,930
    Income taxes paid                                              1,467,000          1,668,000          1,453,000
Supplemental non-cash disclosures:
    Due to/from broker for securities transactions             $   5,137,500      $          --      $          --

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 1 - PLAN OF CONVERSION

On October 17, 2000, the Board of Directors of Chesterfield Federal Savings and Loan Association of Chicago ("the Association") adopted a Plan of Conversion to convert from a federal mutual savings bank to a federal stock savings bank with the concurrent formation of a holding company. On May 2, 2001, Chesterfield Financial Corp. ("the Corporation") sold 4,304,738 shares of common stock at $10 per share and received proceeds of $38,530,000, net of conversion expenses of $1,070,000 and ESOP shares. Approximately 50% of the net proceeds were used by the Corporation to acquire all of the capital stock of the Association.

At the time of conversion, the Association established a liquidation account in an amount equal to its total net worth as of the latest statement of financial condition appearing in the final prospectus. The liquidation account is maintained for the benefit of eligible depositors who continued to maintain their accounts at the Association after the conversion. The liquidation account is reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases do not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The liquidation account balance is not available for payment of dividends.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include the Corporation and its wholly owned subsidiary, the Association. Included in the totals for the Association are the balances from its wholly owned subsidiary, Chesterfield Insurance. All significant inter-company transactions and balances are eliminated in consolidation.

The primary business of the Corporation is the ownership of the Association. The Association provides financial services through its three full-service offices located in the southwest side of Chicago, Palos Hills, and Frankfort, Illinois. The Association is principally engaged in the business of attracting savings deposits from the general public and investing these funds to originate one- to four-family residential real estate loans. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and the Corporation's investment in a mutual fund. The primary business of Chesterfield Insurance is the sale of commercial and personal lines of insurance, including mortgage, life, and disability insurance.

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates: In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for loan and deposit transactions.

Securities: Securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities are classified as available-for-sale when the Corporation may decide to sell those securities in response to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

Interest accrued but not collected is reversed against interest income. Interest received is recognized on the cash basis or cost recovery method until qualifying for return to accrual status. Accrual is resumed when all contractually due payments are brought current and future payments are reasonably assured.

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses: The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes it cannot collect a loan balance. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated quarterly based on management's periodic review of loan collectibility in light of historical experience, the nature and volume of the loan portfolio, peer group information, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as future events change.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The Corporation did not have any loans that were deemed impaired as of or during the years ended June 30, 2003 and 2002.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the assets' useful lives, ranging from five to forty years, using the straight-line method.

Goodwill : Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Upon adopting new accounting guidance on July 1, 2002, the Corporation ceased amortizing goodwill. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The impact of this standard on the years ended June 30, 2003, 2002, and 2001 was as follows (in thousands):

                                                      Years ended June 30,
                                              ----------------------------------
                                               2003          2002           2001
                                              ------        ------        ------
Net income
Reported net income                           $2,766        $3,258        $2,672

Add back: goodwill amortization                   --            67           115
                                              ------        ------        ------

       Adjusted net income                    $2,766        $3,325        $2,787
                                              ======        ======        ======

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                          Years ended June 30,
                                               ---------------------------------------
                                                 2003            2002           2001
                                               ---------      ---------      ---------
Basic earnings per common share
Reported net income                            $    0.78      $    0.84      $    0.10
Add back: goodwill amortization                       --           0.01           0.01
                                               ---------      ---------      ---------
       Adjusted net income                     $    0.78      $    0.85      $    0.11
                                               =========      =========      =========

Diluted earnings per common share
Reported net income                            $    0.77      $    0.83      $    0.10
Add back: goodwill amortization                       --           0.01           0.01
                                               ---------      ---------      ---------
        Adjusted net income                    $    0.77      $    0.84      $    0.11
                                               =========      =========      =========

Long-Term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate that their carrying amounts may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (in thousands):

                                                         Years ended June 30,
                                               ---------------------------------------
                                                  2003           2002           2001
                                               ---------      ---------      ---------
Net income as reported                         $   2,766      $   3,258      $   2,672
Deduct: Stock-based compensation expense
  determined under fair value based method          (356)          (268)            --
                                               ---------      ---------      ---------
Pro forma net income                           $   2,410      $   2,990      $   2,672
                                               =========      =========      =========

Basic earnings per share as reported           $    0.78      $    0.84      $    0.10
Pro forma basic earnings per share                  0.68           0.77             --

Diluted earnings per share as reported         $    0.77      $    0.83      $    0.10
Pro forma diluted earnings per share                0.67           0.76             --

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The pro forma effects are computed using option-pricing models, using the following weighted-average assumptions as of grant date:

                                                            Years ended June 30,
                                                            --------------------
                                                            2003          2002
                                                            ----          ----
Option exercise price                                      $20.65        $16.15
Weighted-average fair value of options granted               2.65          5.11
Risk-free interest rate                                      2.50%         4.78%
Expected option life                                       7 years       7 years
Expected stock price volatility                             10.59%        14.21%
Dividend yield                                               1.55%            0%

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance reduces deferred tax assets to the amount management expects to realize, if necessary.

Employee Stock Ownership Plan: The cost of shares issued to the ESOP but not yet allocated to participants is presented in the consolidated balance sheet as a reduction of shareholders' equity. Compensation expense is recorded based on the market price of shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of the shares committed-to-be-released is recorded as an adjustment to paid-in capital.

Dividends on allocated ESOP shares reduce retained earnings; dividends on unallocated ESOP shares reduce debt. Shares are considered outstanding in the earnings per share calculations as they are committed-to-be-released; unallocated shares are not considered outstanding.

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

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.

Restrictions on Cash: The Corporation was required to have $494,000 and $504,000 of cash on hand to meet regulatory reserve requirements at June 30, 2003 and 2002.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, net of tax, which is also recognized as a separate component of equity.

Operating Segments: Internal financial information is primarily reported and aggregated in two lines of business, banking and insurance.

Earnings Per Share: The amount reported as earnings per common share for the year ended June 30, 2001 reflects the earnings since May 2, 2001 available to common shareholders divided by the weighted average number of common shares outstanding since that date. Basic earnings per share of common stock has been determined by dividing net income for each period by the weighted average number of shares of common stock outstanding. Diluted earnings per share has been determined by dividing net income for each period by the weighted average number of shares of common stock outstanding and additional shares issuable under the stock option and recognition and retention plans. Common stock issuable under stock options assumes the exercise of stock options and the use of proceeds to purchase treasury stock at the average market price for the period. Common stock issuable under the recognition and retention plan assumes the use of potential unrecognized compensation funding to purchase treasury stock at the average market price for the period. Shares of stock purchased by the ESOP are considered outstanding in the earnings per share calculations as they are committed-to-be-released; unallocated shares are not considered outstanding.

New Accounting Pronouncements: The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. The initial recognition and measurement provisions of the FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 15, 2002. Management determined that the adoption of the provisions of FIN 45 did not have a material impact on the Corporation's consolidated financial statements as of June 30, 2003.

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain variable interest entities ("VIE") in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of FIN 46 are effective for newly created VIEs formed after January 31, 2003 and for existing VIEs on the first interim or annual reporting period beginning after June 15, 2003. The Corporation has no VIEs. Management determined that adoption of FIN 46 did not have a material effect on the Corporation's consolidated financial statements as of June 30, 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In addition, SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions) and for hedging relationships designated after June 30, 2003. The Corporation does not have any derivative instruments. Management determined that the adoption of SFAS No. 149 will not have an impact on the Corporation's consolidated financial statements as of June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which affects the accounting for certain freestanding financial instruments depending on the type of financial instrument. The following types of freestanding financial instruments are affected by SFAS No. 150: (1) mandatorily redeemable shares for which the issuer is obligated to purchase those shares; (2) obligations to repurchase the issuer's equity shares; and (3) certain obligations to issue a variable number of shares. SFAS No. 150 is effective for affected financial instruments issued or modified after May 31, 2003. For those issued prior to May 31, 2002, SFAS No. 150 is required to be applied for periods beginning after December 15, 2003. Management determined that the adoption of SFAS No. 150 will not have a material effect on the Corporation's consolidated financial statements as of June 30, 2003.

Reclassifications: Certain items in the consolidated financial statements have been reclassified, with no effect on net income, to conform with the current year presentation.

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 3 - SECURITIES

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated comprehensive income (loss) were as follows:

                                                       Gross            Gross
                                       Fair         Unrealized       Unrealized
                                       Value           Gains           Losses
                                    -----------     -----------     -----------
    June 30, 2003
        FNMA mortgage-backed        $ 9,949,006     $   210,027     $        --
        FHLMC mortgage-backed         1,575,977          56,204              --
        Mutual fund                  15,297,448              --             (59)
                                    -----------     -----------     -----------

             Total                  $26,822,431     $   266,231     $       (59)
                                    ===========     ===========     ===========

    June 30, 2002
        FNMA mortgage-backed        $ 9,119,382     $   213,513     $        --
        FHLMC mortgage-backed         3,227,965          52,030              --
        Mutual fund                   5,026,413           5,030              --
                                    -----------     -----------     -----------

             Total                  $17,373,760     $   270,573     $        --
                                    ===========     ===========     ===========

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

                                                            Gross          Gross
                                          Carrying      Unrecognized    Unrecognized        Fair
                                           Amount           Gains          Losses           Value
                                         -----------    ------------    ------------     -----------
    June 30, 2003
       U.S. federal agency - FHLB        $25,000,000     $   728,548     $        --     $25,728,548
       FHLMC mortgage-backed                 695,449          18,628              --         714,077
       Tax increment allocation note         421,137              --              --         421,137
                                         -----------     -----------     -----------     -----------

          Total                          $26,116,586     $   747,176     $        --     $26,863,762
                                         ===========     ===========     ===========     ===========

    June 30, 2002
       U.S. federal agency - FHLB        $55,000,000     $   758,455     $        --     $55,758,455
       FHLMC mortgage-backed               2,034,611          57,402              --       2,092,013
       Tax increment allocation note         448,059              --              --         448,059
                                         -----------     -----------     -----------     -----------

          Total                          $57,482,670     $   815,857     $        --     $58,298,527
                                         ===========     ===========     ===========     ===========

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

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

Contractual maturities of debt securities held-to-maturity at June 30, 2003 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities are shown separately.

                                                  Amortized Cost      Fair Value
                                                  --------------      ----------

      Due in one year or less                      $    26,906       $    26,906
      Due from one to five years                    25,129,808        25,858,356
      Due from five to ten years                       231,731           231,731
      Due after ten years                               32,692            32,692
      Mortgage-backed                                  695,449           714,077
                                                   -----------       -----------

          Total                                    $26,116,586       $26,863,762
                                                   ===========       ===========

All securities classified as available-for-sale are mortgage-backed securities or mutual fund investments not due at a single maturity date.

There were no pledged securities at June 30, 2003 or 2002.

There were no security sales during the years ending June 30, 2003, 2002, and 2001.

At June 30, 2003, the Corporation has an investment in a mutual fund, AMF Adjustable-Rate Mortgage Fund, in the amount of $15,297,448, which represents approximately 21% of shareholders' equity at June 30, 2003. At June 30, 2002, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 4 - LOANS

Loans were as follows:

                                                   -----------June 30,----------
                                                              --------
                                                       2003             2002
                                                       ----             ----

      One- to four-family mortgage loans           $134,371,392     $153,843,368
      Home equity loans                              12,415,127       11,558,957
      Multi-family and other real estate loans        4,318,002        5,175,063
      Consumer                                        2,158,935        2,621,134
                                                   ------------     ------------
          Subtotal                                  153,263,456      173,198,522
      Less: Allowance for loan losses                 1,304,413        1,576,427
            Net deferred loan fees                      579,763          498,545
            Undisbursed loan funds                    1,357,000        1,242,077
                                                   ------------     ------------

          Loans, net                               $150,022,280     $169,881,473
                                                   ============     ============

The Corporation's lending activities are concentrated primarily on the southwest side of Chicago and the southwest suburbs in the Corporation's immediate geographic area. The largest portion of the Corporation's loans are originated for the purpose of enabling borrowers to purchase residential real estate property secured by first liens on such property and generally maintain loan-to-value ratios of less than 80%.

Activity in the allowance for loan losses for the year was as follows:

                                   ---------------Years ended June 30,---------
                                                  --------------------
                                     2003              2002              2001
                                     ----              ----              ----

      Beginning balance            $ 1,576,427      $ 1,573,396     $ 1,508,020
      Provision for loan losses       (275,000)              --          72,000
      Loans charged off                     --               --          (7,525)
      Recoveries                         2,986            3,031             901
                                   -----------      -----------     -----------

      Ending balance               $ 1,304,413      $ 1,576,427     $ 1,573,396
                                   ===========      ===========     ===========

Nonperforming loans were as follows:

                                                       -------------June 30,-------------
                                                                    --------
                                                         2003         2002          2001
                                                         ----         ----          ----
      Loans past due over 90 days still on accrual     $     --     $     --     $     --
      Nonaccrual loans                                  258,494      222,207        3,078

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 4 - LOANS (Continued)

Nonperforming loans includes all smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. Loans to related parties as of June 30, 2003 and 2002 did not meet or exceed 5% of shareholders' equity.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment were as follows:

                                                       ---------June 30,--------
                                                                --------
                                                          2003           2002
                                                          ----           ----

      Land                                             $  559,163     $  559,163
      Buildings                                         3,402,974      3,402,974
      Parking lot improvements                             33,283          6,353
      Furniture, fixtures, and equipment                1,800,476      1,552,414
                                                       ----------     ----------
                                                        5,795,896      5,520,904
      Less accumulated depreciation                     3,381,040      2,991,660
                                                       ----------     ----------
                                                       $2,414,856     $2,529,244
                                                       ==========     ==========

Rent commitments under a noncancelable-operating lease of premises as of June 30, 2003, were as follows, before considering renewal options that generally are present.

                2004                                   $  104,076
                2005                                      104,076
                2006                                      104,076
                2007                                       34,692
                                                       ----------

                                                       $  346,920
                                                       ==========

NOTE 6 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows.

                                                       ----------June 30,-------
                                                                 --------
                                                         2003              2002
                                                         ----              ----
      Investment securities                            $152,987         $549,816
      Loans receivable                                   71,946          139,848
      Other                                                  --          216,182
                                                       --------         --------

                                                       $224,933         $905,846
                                                       ========         ========

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 7 - DEPOSITS

Deposits were as follows:

                                                 ------------June 30,-----------
                                                             --------
                                                     2003               2002
                                                     ----               ----

      Passbook savings                           $ 61,401,534       $ 58,967,897
      NOW accounts                                 30,015,938         28,258,227
      Money market accounts                        10,701,856          9,806,087
      Time deposits                               180,055,314        181,093,196
                                                 ------------       ------------

                                                 $282,174,642       $278,125,407
                                                 ============       ============

Time deposits of $100,000 or more were $56,325,000 and $51,378,000 at June 30, 2003 and 2002. Deposit amounts in excess of $100,000 are not federally insured.

Scheduled maturities of time deposits at June 30, 2003 were as follows.

                   2004                          $152,068,964
                   2005                            14,084,501
                   2006                             4,742,895
                   2007                             1,279,550
                   2008                             7,464,002
                   Thereafter                         415,402
                                                 ------------

                                                 $180,055,314
                                                 ============

NOTE 8 - RETIREMENT PLAN AND OTHER BENEFIT PLANS

The Corporation has a self-administered Employee Retirement (profit Sharing) Plan, which covers substantially all employees with one or more years of service. The Corporation's obligations under this plan are limited to annual contributions based upon each employee's compensation and a discretionary percentage rate of 0% to 15% as approved by the Board of Directors.

The Corporation has a Supplemental Benefit Plan for Inside Directors. The plan is unfunded and provides for fixed amounts plus interest to be credited to participants' accounts over five years, with amounts fully vested at the time they are credited. A participant is entitled to benefit payments upon their separation from service, as defined. Benefits accrued were $1,311,000 at both June 30, 2003 and 2002.

The Corporation has a Retirement Benefit Plan for Outside Directors. The plan is unfunded and provides for fixed monthly payments over ten years. A participant is vested upon completion of four years of continuous service, and payments begin upon termination of service with the Board of Directors. Benefits accrued were $351,000 at both June 30, 2003 and 2002.

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 8 - RETIREMENT PLAN AND OTHER BENEFIT PLANS (Continued)

As part of the conversion transaction, the Corporation established an employee stock ownership plan ("ESOP") for the benefit of substantially all employees. The ESOP borrowed $3,443,790 from the Corporation and used those funds to acquire 344,379 shares of the Corporation's stock at $10 per share.

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

Contributions to the ESOP during 2003, 2002, and 2001 were $307,750, $343,945, and $247,166. ESOP expenses for 2003, 2002, and 2001 were $434,508, $391,265, and $217,464. Shares held by the ESOP were are as follows:

                                           ----------------June 30, ---------------
                                               2003          2002           2001
                                               ----          ----           ----
      Allocated shares                         60,568         38,823         15,091
      Unallocated shares                      283,303        305,556        329,288
                                           ----------     ----------     ----------
          Total ESOP shares                   343,871        344,379        344,379
                                           ==========     ==========     ==========

      Fair value of unallocated shares     $5,991,858     $5,542,789     $4,903,098
                                           ==========     ==========     ==========

In November 2001, the Corporation adopted a Recognition and Retention Plan ("RRP") that provides for issuance of its common shares to directors, officers, and employees. There are 172,189 shares to be issued under the plan, and rights to receive 172,189 shares over a five-year vesting period were awarded in 2001. The Corporation purchased 172,189 shares of its common stock in open market transactions, at an average cost of $16.50 per share, with the intention of designating these shares for the RRP. Compensation expense is recognized over the vesting period of the shares at cost. Compensation expense for 2003 and 2002 was $555,044 and $345,674. Unearned compensation is reported as a reduction of shareholders' equity until earned. The following schedule summarizes expenses recorded related to benefit plans:

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 8 - RETIREMENT PLAN AND OTHER BENEFIT PLANS (Continued)

                                                         -------------Years ended June 30,-------
                                                                      -------------------
                                                            2003            2002           2001
                                                            ----            ----           ----
      Employee retirement (profit sharing) plan          $       --     $       --     $  180,429
      Employee stock ownership plan                         434,508        391,265        217,464
      Recognition and retention plan                        555,044        345,674             --
      Supplemental Benefit Plan for Inside Directors         85,752        174,835        163,397
      Retirement Benefit Plan for Outside Directors              --             --        104,942
                                                         ----------     ----------     ----------

          Total expense                                  $1,075,304     $  911,774     $  666,232
                                                         ==========     ==========     ==========

During 2002, the Corporation adopted a stock option plan under the terms of which 430,473 shares of the Corporation's common stock were reserved for issuance. The options become exercisable on a cumulative basis in equal installments over a five-year period from the date of grant and expire ten years from the date of grant.

A summary of the status of the option plans as of June 30, 2003 and 2002 and changes during the years ended on those dates is presented below.

                                                    2003                      2002
                                            ----------------------    --------------------
                                                         Weighted-               Weighted-
                                                          Average                 Average
                                                         Exercise                Exercise
                                              Shares       Price      Shares      Price
                                              ------       -----      ------      -----
      Outstanding at beginning of year       430,373      $16.15           --     $   --
      Granted                                  3,000       20.65      430,373      16.15
      Exercised                               (3,444)      16.15           --         --
      Forfeited                              (13,775)      16.15           --         --
                                            --------      ------     --------     ------

      Outstanding at end of year             416,154       16.18      430,373      16.15
                                            ========      ======     ========     ======

      Options exercisable at year end         95,370      $16.15           --     $   --
                                            ========      ======     ========     ======

      Weighted average fair value of
        options granted during the year                   $ 2.65                  $  5.11
                                                          ======                  =======

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 8 - RETIREMENT PLAN AND OTHER BENEFIT PLANS (Continued)

Options outstanding at year-end 2003 were as follows:

                               Outstanding                   Exercisable
                         -----------------------        ---------------------
                                      Remaining
                                     Contractual                    Exercise
  Exercise Prices        Number         Life             Number      Price
  ---------------        ------      -----------         ------     --------

     $16.15              413,154        9 years          95,370    $    16.15
      20.65                3,000       10 years              --            --
                         -------       --------          ------    ----------

                         416,154        9 years          95,370    $    16.15
                         =======       ========          ======    ==========

Certain members of the Board of Directors have deferred some of their fees in consideration for future payments, including interest. Amounts deferred were approximately $2,038,000 and $1,917,000 as of June 30, 2003 and 2002.

NOTE 9 - INCOME TAXES

Income tax expense (benefit) was as follows.

                                                  --------------Years ended June 30,-------------
                                                                  -------------------
                                                      2003              2002              2001
                                                      ----              ----              ----
      Current                                     $ 1,893,167       $ 2,026,764       $ 1,551,919
      Deferred                                       (247,085)         (260,529)         (133,714)
                                                  -----------       -----------       -----------

          Total                                   $ 1,646,082       $ 1,766,235       $ 1,418,205
                                                  ===========       ===========       ===========

Effective tax rates differ from the federal statutory rate of 34% applied to financial statement income due to the following:

                                                    -------------Years ended June 30,-------------
                                                                 -------------------
                                                       2003              2002             2001
                                                       ----              ----             ----
      Federal statutory rate times income
        before income taxes                         $ 1,500,231      $ 1,708,171       $ 1,390,530
      Effect of:
          Nondeductible life insurance premiums           4,760            1,020               909
          State taxes, net of federal benefit           131,603           60,586            19,800
          Other, net                                      9,488           (3,542)            6,966
                                                    -----------      -----------       -----------

               Total                                $ 1,646,082      $ 1,766,235       $ 1,418,205
                                                    ===========      ===========       ===========

      Effective tax rate                                   37.3%            35.2%             34.7%

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following:

                                                               ----------June 30,----------
                                                                         --------
                                                                   2003             2002
                                                                   ----             ----
      Deferred tax assets:
          Allowance for loan losses                            $   507,428      $   609,173
          Deferred loan fees                                       222,253          176,596
          Deferred director fees                                   768,781          699,405
            Inside director nonqualified retirement plan           507,793          489,948
          Outside director nonqualified retirement plan            135,938          145,454
          RRP expense                                              137,547          133,914
          ESOP expense                                              12,555               --
          Goodwill, noncompete                                      61,127               --
          Capital loss carryforward                                 23,244               --
          Other                                                     38,109            8,318
                                                               -----------      -----------

               Total deferred tax assets                         2,414,775        2,262,808

      Deferred tax liabilities:
          Loan loss reserve recapture                                   --          (64,185)
          Depreciation                                             (18,624)         (53,490)
          FHLB stock dividend                                     (798,834)        (480,778)
          Loan fees                                               (163,377)        (393,880)
          Accrued FHLB dividends                                        --          (83,749)
          Prepaid insurance                                         (6,556)         (10,432)
          Prepaid service contracts                                (32,561)         (22,876)
          ESOP expense                                                  --           (5,680)
          Unrealized gain on securities available-for-sale         (90,500)         (91,995)
                                                               -----------      -----------

               Total deferred tax liabilities                   (1,110,452)      (1,207,065)
                                                               -----------      -----------

                   Net deferred income tax assets              $ 1,304,323      $ 1,055,743
                                                               ===========      ===========

No valuation allowance for deferred tax assets was necessary as of June 30, 2003 and 2002.

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES (Continued)

Federal income tax laws provided additional bad debt deductions through 1987, totaling $3,479,000. Accounting standards do not require a deferred tax liability to be recorded on this amount, which liability otherwise would total $1,348,000 at June 30, 2003 and 2002. If the Corporation were liquidated or otherwise ceased to be a corporation or if tax laws were to change, this amount would be charged to earnings.

NOTE 10 - REGULATORY MATTERS

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

Actual and required capital amounts (in thousands) and ratios are presented below:

                                                                                                      To Be Well
                                                                                                   Capitalized Under
                                                                      For Capital                  Prompt Corrective
                                            Actual                 Adequacy Purposes               Action Provisions
                                            ------                 -----------------               -----------------
                                     Amount        Ratio        Amount           Ratio          Amount           Ratio
                                     ------        -----        ------           -----          ------           -----
June 30, 2003
    Total Capital to risk-
       weighted assets              $62,853        45.75%       $10,991            8.0%        $13,739            10.0%
   Tier 1 Capital to risk-
       weighted assets               61,574        44.82          5,495            4.0           8,243             6.0
   Tier 1 Capital to
      adjusted assets                61,574        16.73         14,723            4.0          18,404             5.0
June 30, 2002
    Total Capital to risk-
       weighted assets              $59,506        41.55%       $11,456            8.0%        $14,320            10.0%
   Tier 1 Capital to risk-
       weighted assets               58,228        40.66          5,728            4.0           8,592             6.0
   Tier 1 Capital to
       adjusted assets               58,228        16.05         14,509            4.0          18,137             5.0

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 10 - REGULATORY MATTERS (Continued)

As of June 30, 2003, the most recent notification from regulatory authorities categorized the Association as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following is a reconciliation of the Association's equity under accounting principles generally accepted in the United States of America to regulatory capital (in thousands):

                                                         --------June 30,------
                                                                 -------
                                                           2003          2002
                                                           ----          ----

      GAAP equity                                        $ 62,425      $ 59,199
      Disallowed intangible assets                           (486)         (499)
      Accumulated other comprehensive gain                   (176)         (179)
      Non-qualifying equity instruments                      (189)         (293)
                                                         --------      --------
          Tier I capital                                   61,574        58,228
      Other equity instruments                                 --             2
      General regulatory loan loss reserves                 1,279         1,276
                                                         --------      --------

          Total capital                                  $ 62,853      $ 59,506
                                                         ========      ========

NOTE 11 - OFF-BALANCE-SHEET ACTIVITIES

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows.

                                                  June 30, 2003                     June 30, 2002
                                                  -------------                     -------------
                                               Fixed         Variable         Fixed              Variable
                                               Rate            Rate            Rate                Rate
                                               ----            ----            ----                ----
      Commitments to make loans             $ 7,185,000     $        --     $ 3,398,900        $        --
      Unused lines of credit                         --      19,784,000              --         19,880,000

Commitments to make loans are generally made for periods of 60 days or less. As of June 30, 2003, fixed rate loan commitments had interest rates ranging from 4.50% to 6.25% and maturities ranging from 7 years to 30 years. As of June 30, 2002, fixed rate loan commitments had interest rates ranging from 5.60% to 7.00% and maturities ranging from 7 years to 30 years.

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values of financial instruments (in thousands) were as follows:

                                            ----June 30, 2003----     ----June 30, 2002----
                                                -------------               -------------
                                            Carrying       Fair       Carrying       Fair
                                             Amount        Value       Amount        Value
                                            --------     --------     --------     --------
    Financial assets
        Cash and cash equivalents           $141,637     $141,637     $ 94,726     $ 94,726
          Securities available-for-sale       26,822       26,822       17,374       17,374
          Securities held-to-maturity         26,117       26,864       57,483       58,299
          Loans, net                         150,022      157,104      169,881      170,754
          Federal Home Loan Bank stock        18,563       18,563       17,342       17,342
          Accrued interest receivable            225          225          906          906
      Financial liabilities
          Deposits                           282,175      283,841      278,125      279,181
          Accrued interest payable               113          113          171          171

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

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 13 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

                                                           2003           2002           2001
                                                           ----           ----           ----
    Unrealized holding gains (losses) on securities
      available-for-sale                                $  (4,401)     $ 306,289      $ (35,716)
    Tax effect                                              1,495       (104,138)        12,144
                                                        ---------      ---------      ---------

        Other comprehensive income (loss)               $  (2,906)     $ 202,151      $ (23,572)
                                                        =========      =========      =========

NOTE 14 - EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the earnings per common share computation for the years ended June 30, 2003 and 2002 and for the two-month period ended June 30, 2001 are as follows:

                                                          2003            2002           2001
                                                          ----            ----           ----
    Basic earnings per share
         Net income                                     2,766,363      3,257,797      2,671,590
         Less net income of the Association
           prior to conversion                                 --             --      2,231,550
                                                       ----------     ----------     ----------
         Net income available to common
           shareholders                                $2,766,363     $3,257,797     $  440,040
                                                       ==========     ==========     ==========
         Weighted average common shares
           outstanding                                  3,524,364      3,901,283      4,297,193
                                                       ----------     ----------     ----------

    Basic earnings per share                           $     0.78     $     0.84     $     0.10
                                                       ==========     ==========     ==========

    Earnings per share assuming dilution
         Net income available to common
           shareholders                                $2,766,363     $3,257,797     $  440,040
                                                       ==========     ==========     ==========

         Weighted average common shares
           outstanding for basic earnings per
           common share                                 3,524,364      3,901,283      4,297,193

         Add dilutive effect of assumed exercises:
             Stock option exercises                        63,425         14,562             --
             RRP share recognition                         14,636          4,084             --
                                                       ----------     ----------     ----------
             Average shares and dilutive potential
               common shares                            3,602,425      3,919,929      4,297,193
                                                       ==========     ==========     ==========

    Diluted earnings per share                         $     0.77     $     0.83     $     0.10
                                                       ==========     ==========     ==========

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 15 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                             June 30, 2003 and 2002

                                                              2003            2002
                                                              ----            ----
Assets
Cash and due from financial institutions                   $    20,498     $    19,788
Cash on deposit in subsidiary                                7,782,033      14,263,925
                                                           -----------     -----------
     Cash and cash equivalents                               7,802,531      14,283,713
ESOP loan                                                    2,889,184       3,061,373
Investment in subsidiary                                    62,424,566      59,198,509
Accrued interest receivable and other assets                   197,141         202,378
                                                           -----------     -----------

                                                           $73,313,422     $76,745,973
                                                           ===========     ===========

Liabilities and Shareholders' Equity
Accrued expenses and other liabilities                     $     4,000     $     4,840
Shareholders' equity                                        73,309,422      76,741,133
                                                           -----------     -----------

                                                           $73,313,422     $76,745,973
                                                           ===========     ===========

                         CONDENSED STATEMENTS OF INCOME
         For the years ended June 30, 2003 and 2002 and for the period
                        May 2, 2001 through June 30, 2001

                                                 2003            2002           2001
                                                 ----            ----           ----
Interest income
     ESOP loan                                $   83,616     $  171,755     $   36,938
     Deposits in subsidiary                      121,239        323,228         29,176
                                              ----------     ----------     ----------
         Total interest income                   204,855        494,983         66,114
Operating expenses                               183,900        181,987         18,206
                                              ----------     ----------     ----------
Income before income taxes and equity
  in undistributed earnings of subsidiary         20,955        312,996         47,908
Income taxes                                       8,093        127,058         16,505
                                              ----------     ----------     ----------
Income before equity in undistributed
  earnings of subsidiary                          12,862        185,938         31,403
Equity in undistributed earnings of
  subsidiary                                   2,753,501      3,071,859        408,637
                                              ----------     ----------     ----------

Net income                                    $2,766,363     $3,257,797     $  440,040
                                              ==========     ==========     ==========

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 15 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
         For the years ended June 30, 2003 and 2002 and for the period
                        May 2, 2001 through June 30, 2001

                                                       2003              2002              2001
                                                       ----              ----              ----
Operating activities
     Net income                                    $  2,766,363      $  3,257,797      $    440,040
     Adjustments to reconcile net
        income to net cash provided by
       operating activities
         Equity in undistributed earnings
           of subsidiary                             (2,753,501)       (3,071,859)         (408,637)
         Change in other assets and
           liabilities                                    4,397           (42,739)         (154,799)
                                                   ------------      ------------      ------------
              Net cash provided by
                (used in) operating activities           17,259           143,199          (123,396)

Investing activities
     Purchase of subsidiary stock                            --                --       (20,987,924)
                                                   ------------      ------------      ------------
         Net cash used in investing activities               --                --       (20,987,924)

Financing activities
     Net proceeds from sale of common stock                  --                --        38,532,057
     Purchase of treasury stock                      (6,694,157)       (4,008,314)               --
     Dividends paid                                    (587,138)               --                --
     Options exercised                                   55,621                --                --
     Payment for RRP shares                             555,044           345,674                --
     Payment received on loan to ESOP                   172,189           172,190           210,227
                                                   ------------      ------------      ------------
         Net cash provided by (used in)
           financing activities                      (6,498,441)       (3,490,450)       38,742,284
                                                   ------------      ------------      ------------

Net change in cash and cash equivalents              (6,481,182)       (3,347,251)       17,630,964

Cash and cash equivalents at
  beginning of period                                14,283,713        17,630,964                --
                                                   ------------      ------------      ------------

Cash and cash equivalents at
  end of period                                    $  7,802,531      $ 14,283,713      $ 17,630,964
                                                   ============      ============      ============

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 16 - SEGMENT REPORTING

The Corporation's operations are managed along two major operating segments: banking and insurance. Loans, investments, and deposits provide the revenues in the banking segment. Insurance commissions provide the revenue in the insurance segment. Holding company services have been included in other. All inter-segment services provided are charged at the same rates as those charged to unaffiliated customers. Such services are included in the revenues and net income of the respective segments and are eliminated to arrive at consolidated totals. The accounting policies are the same as those described in the summary of significant accounting policies. Information reported for internal performance assessment is summarized below (in thousands):

                                                    Year Ended June 30, 2003
                                      -------------------------------------------------------
                                       Banking       Insurance
                                       Segment        Segment         Other      Consolidated
                                      ---------      ---------      ---------    ------------
Net interest income                   $  10,237      $       5      $     165      $  10,407
Provision for loan losses                  (275)            --             --           (275)
Other revenue                               502          2,459           (120)         2,841
Other expense                            (6,623)        (2,441)           (47)        (9,111)
Income taxes                             (1,629)            (9)            (8)        (1,646)
Segment profit                        $   2,762      $      14      $     (10)     $   2,766
                                      =========      =========      =========      =========

Depreciation                          $     321      $      68      $      --      $     389

Segment assets                        $ 368,072      $   2,401      $  (1,564)     $ 368,909

                                                     Year Ended June 30, 2002
                                      -------------------------------------------------------
                                       Banking       Insurance
                                       Segment        Segment         Other      Consolidated
                                      ---------      ---------      ---------    ------------
Net interest income                   $  10,479      $       8      $     458      $  10,945
Provision for loan losses                    --             --             --             --
Other revenue                               506          2,079           (110)         2,475
Other expense                            (6,273)        (2,077)           (46)        (8,396)
Income taxes                             (1,635)            (4)          (127)        (1,766)
Segment profit                        $   3,077      $       6      $     175      $   3,258
                                      =========      =========      =========      =========

Depreciation                          $     465      $      66             --      $     531
Amortization of goodwill                     --             67             --             67

Segment assets                        $ 362,263      $   2,252      $  (1,175)     $ 363,340

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

--------------------------------------------------------------------------------

NOTE 16 - SEGMENT REPORTING (Continued)

                                             Year Ended June 30, 2001
                              --------------------------------------------------------
                               Banking       Insurance
                               Segment        Segment         Other       Consolidated
                              ---------      ---------      ---------     ------------
Net interest income           $   9,390      $      14      $       9      $   9,413
Provision for loan losses            72             --             --             72
Other revenue                       450          1,874            (46)         2,278
Other expense                    (5,726)        (1,893)            90         (7,529)
Income taxes                     (1,402)             2            (18)        (1,418)
                              ---------      ---------      ---------      ---------
Segment profit                $   2,640      $      (3)     $      35      $   2,672
                              =========      =========      =========      =========

Depreciation                  $     374      $      51             --      $     425
Amortization of goodwill             --            115             --            115

Segment assets                $ 343,967      $   1,735      $  (1,392)     $ 344,310

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                         Year Ended June 30, 2003                           Year Ended June 30, 2002
                                            Three Months Ended                                  Three Months Ended
                              ----------------------------------------------      ----------------------------------------------
                              June 30      March 31     Dec. 31      Sep. 30      June 30      March 31     Dec. 31      Sep. 30
                              -------      --------     -------      -------      -------      --------     -------      -------
Total interest income         $ 3,722      $ 3,818      $ 4,145      $ 4,342      $ 4,410      $ 4,519      $ 4,946      $ 5,172
Total interest expense         (1,203)      (1,285)      (1,467)      (1,665)      (1,714)      (1,769)      (2,115)      (2,504)
                              -------      -------      -------      -------      -------      -------      -------      -------
Net interest income             2,519        2,533        2,678        2,677        2,696        2,750        2,831        2,668

Provision for loan losses          --          (75)        (200)          --           --           --           --           --
Noninterest income                634          628          882          697          632          585          677          581
Noninterest expense             2,212        2,226        2,509        2,164        2,164        2,225        2,159        1,848
                              -------      -------      -------      -------      -------      -------      -------      -------
Income before income
  taxes                           941        1,010        1,251        1,210        1,164        1,110        1,349        1,401
Income tax expense                358          384          463          441          423          392          475          476
                              -------      -------      -------      -------      -------      -------      -------      -------

Net income                    $   583      $   626      $   788      $   769      $   741      $   718      $   874      $   925
                              =======      =======      =======      =======      =======      =======      =======      =======

Basic earnings
  per share                   $  0.16      $  0.18      $  0.23      $  0.21      $  0.20      $  0.19      $  0.22      $  0.23
                              =======      =======      =======      =======      =======      =======      =======      =======

Diluted earnings
  per share                   $  0.16      $  0.18      $  0.22      $  0.21      $  0.19      $  0.19      $  0.22      $  0.23
                              =======      =======      =======      =======      =======      =======      =======      =======

--------------------------------------------------------------------------------

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

ITEM 9A. Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 10. Directors and Executive Officers of the Corporation

      The "Proposal I--Election of Directors" section of the Corporation's definitive Proxy Statement for the Corporation's 2003 Annual Meeting of Shareholders ("the 2003 Proxy Statement") is incorporated herein by reference.

ITEM 11. Executive Compensation

      The "Proposal I--Election of Directors" section of the Corporation's 2003 Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

      The "Proposal I--Election of Directors" section of the Corporation's 2003 Proxy Statement is incorporated herein by reference.

      The Corporation does not have any equity compensation program that was not approved by shareholders, other than its employee stock ownership plan.

      Set forth below is certain information as of June 30, 2003 regarding equity compensation plans under which equity securities of the Corporation are authorized for issuance that has been approved by the shareholders.

================================================================================================================
                               Number of securities to be
                                issued upon exercise of                                    Number of securities
  Equity compensation plans     outstanding options and         Weighted average         remaining available for
  approved by shareholders               rights                  exercise price            issuance under plan
----------------------------------------------------------------------------------------------------------------
     Stock Option Plan                  416,154                      $ 16.18                       None
----------------------------------------------------------------------------------------------------------------
     Recognition and Retention
       Plan  (1)                        137,747                 Not Applicable                     None
----------------------------------------------------------------------------------------------------------------
         Total  (2)                     553,901                      $ 16.18
================================================================================================================

(1)   Represents shares that have been granted but have not yet vested.

(2) Weighted average exercise price represents Stock Option Plan only, since RRP shares have no exercise price.

ITEM 13. Certain Relationships and Related Transactions

      The "Transactions with Certain Related Persons" section of the Corporation's 2003 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements

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

      (b)   Reports on Form 8-K

            On July 22, 2003, the Company filed Form 8-K with a press release regarding its earnings for the fiscal quarter ended June 30, 2003.

            On July 24, 2003, the Company filed Form 8-K with a press release reporting revised earnings per share for the fiscal year ended June 30, 2003.

      (c)   Exhibits

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

            10.1  Form of Employment Agreement*

            10.2  Form of Severance Plan*

            10.3  Form of Supplemental Benefit Plan*

            10.4  2001 Recognition and Retention Plan**

            10.5  2001 Stock Option Plan**

            10.6  Supplemental Executive Agreement

            21    Subsidiaries of the Corporation*

            31.1  Certification of Michael E. DeHaan required by Rule 13a -
                  14(a).

            31.2  Certification of Karen M. Wirth required by Rule 13a - 14(a).

            32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------
* Incorporated by reference to the Registration Statement on Form S-1 of Chesterfield Financial Corp. (Registration No. 333-53882) initially filed with the Securities and Exchange Commission on January 18, 2001.

** Incorporated by reference to the Proxy Statement of Chesterfield Financial Corp. for the 2001 Annual Meeting of Shareholders (File No. 0-32589), filed with the Securities and Exchange Commission on October 18, 2001.

                                   Signatures

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CHESTERFIELD FINANCIAL CORP.


Date: September 25, 2003               By: /s/ Michael E. DeHaan
                                           ---------------------
                                           Michael E. DeHaan
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signatures                        Title                              Date
----------                        -----                              ----
/s/ Michael E. DeHaan             President, Chief Executive         September 25, 2003
---------------------------       Officer and Director (Principal
Michael E. DeHaan                 Executive Officer)

/s/ Karen M. Wirth                Treasurer                          September 25, 2003
---------------------------       (Principal Financial and
Karen M. Wirth                    Accounting Officer)

/s/ C. C. DeHaan                  Director                           September 25, 2003
---------------------------
C. C. DeHaan

/s/ Robert T. Mangan              Director                           September 25, 2003
---------------------------
Robert T. Mangan

/s/ David M. Steadman             Director                           September 25, 2003
---------------------------
David M. Steadman

/s/ Richard E. Urchell            Director                           September 25, 2003
---------------------------
Richard E. Urchell

/s/ Donald D. Walters             Director                           September 25, 2003
---------------------------
Donald D. Walters