Form 10-K/A
period 2003-06-30
CHESTERFIELD FINANCIAL CORP
filed 2003-10-02
CIK 1132515

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT No.1


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

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2003 Annual Meeting of Shareholders (Part III)

     This Amendment to the Form 10-K of Chesterfield Financial Corp. is being filed for the purpose of submitting exhibit 32, which was inadvertently omitted in the initial submission through the EDGAR filing system.

s
                                     PART I

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