Form 10-Q
period 2003-09-30
CHESTERFIELD FINANCIAL CORP
filed 2003-11-13
CIK 1132515

--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003


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

                  (1) Yes  [X]    No [_]
                  (2) Yes  [X]    No [_]

     The number of shares outstanding of each of the issuer's classes of common stock was 3,879,558 shares of common stock, par value $.01, outstanding as of November 7, 2003.


--------------------------------------------------------------------------------


                          CHESTERFIELD FINANCIAL CORP.
                                    FORM 10-Q

                                      Index
                                      -----

Part I.   Financial Information                                                     Page (s)
-------   ---------------------                                                     --------

Item 1.    Financial Statements

           Consolidated Balance Sheets as of
            September 30, 2003 and June 30, 2003 (unaudited)                           1

           Consolidated Statements of Income for the three
             months ended September 30, 2003 and 2002 (unaudited)                      2

           Consolidated Statements of Stockholders' Equity
            for the three months ended September 30, 2003 and 2002 (unaudited)         3

           Consolidated Statements of Cash Flows for the three
            months ended September 30, 2003 and 2002 (unaudited)                       4

            Notes to Consolidated Financial Statements (unaudited)                     5-7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                      8-10

Item 3.   Quantitative and Qualitative Disclosures about Market Risks                  11

Item 4.   Controls and Procedures                                                      12

Part II.  Other Information
--------  -----------------

Item 1.   Legal Proceedings                                                            13

Item 2.   Changes in Securities and Use of Proceeds                                    13

Item 3.   Defaults upon Senior Securities                                              13

Item 4.   Submission of Matters to a Vote of Security Holders                          13

Item 5.   Other Information                                                            13

Item 6.   Exhibits and Reports on Form 8-K                                             13

          Signature Page                                                               14

            Exhibits                                                                   15-17

CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS (unaudited)
Dollars in thousands

                                                                                 September 30,    June 30,
Assets                                                                               2003           2003
                                                                                 -------------------------
Cash and due from financial institutions                                         $  11,394       $   8,843

Interest-earning deposits                                                          119,749         127,994
Federal funds sold                                                                   1,200           4,800
                                                                                 -------------------------
Cash and cash equivalents                                                          132,343         141,637
Securities available-for-sale                                                       30,029          26,822
Securities held-to-maturity, at amortized cost (approximate fair value of
     $36,585 at September 30, 2003 and $26,864 at June 30, 2003)                    36,005          26,117
Loans receivable, net of allowance for loan losses of $1,303 at
     September 30, 2003 and $1,304 at June 30, 2003                                145,629         150,022
Federal Home Loan Bank stock                                                        18,862          18,563
Premises and equipment                                                               2,330           2,415
Goodwill                                                                               452             452
Accrued interest receivable and other assets                                         3,117           2,881
                                                                                 -------------------------

Total assets                                                                     $ 368,767       $ 368,909
                                                                                 =========================

Liabilities and Stockholders' Equity

Liabilities

Deposits                                                                         $ 283,248       $ 282,175
Advance payments by borrowers for taxes and insurance                                  511           2,203
Accrued expenses and other liabilities                                              11,368          11,222
                                                                                 -------------------------

Total liabilities                                                                  295,127         295,600


Stockholders' equity
Preferred stock, $.01 par value per share, 1,000,000 shares authorized, no
     shares issued and outstanding                                                    --              --
Common stock, $.01 par value per share, 7,000,000 shares authorized; 4,304,738 shares issued; 3,879,558 outstanding at
      September 30, 2003 and June 30, 2003                                              43              43
Additional paid in capital                                                          42,463          42,399
Retained earnings                                                                   43,528          43,263
Unearned Employee Stock Ownership Plan shares                                       (2,779)         (2,833)
Unearned Recognition and Retention Plan shares                                      (1,801)         (1,942)
Treasury stock, at cost, 425,180 shares                                             (7,797)         (7,797)
Accumulated other comprehensive income                                                 (17)            176
                                                                                 -------------------------

Total stockholders' equity                                                          73,640          73,309
                                                                                 -------------------------

Total liabilities and stockholders' equity                                       $ 368,767       $ 368,909
                                                                                 =========================

See accompanying notes to unaudited consolidated financial statements.

CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

                                                           For the three months ended
                                                                 September 30,
                                                           --------------------------
                                                              2003           2002
                                                           --------------------------
Loans, including fees                                        $2,396         $2,875
Securities                                                      460            875
Interest-earning deposits                                       298            347
Federal Home Loan Bank stock dividends                          298            221
Other interest income                                            17             24
                                                           --------------------------
Total interest and dividend income                            3,469          4,342
Interest expense on deposits                                  1,060          1,665
                                                           --------------------------
Net interest income before provision for loan losses          2,409          2,677
Provision for loan losses                                      --             --
                                                           --------------------------
Net interest income after provision for loan losses           2,409          2,677

Non-interest income
Insurance commissions                                           617            584
Service charges on deposit accounts                              74             70
Other                                                            46             43
                                                           --------------------------
Total non-interest income                                       737            697

Non-interest expense
Salaries and employee benefits                                1,369          1,346
Occupancy                                                       198            194
Equipment                                                       104            115
Data processing                                                  96             83
Federal deposit insurance                                        33             33
Other                                                           472            393
                                                           --------------------------
Total non-interest expense                                    2,272          2,164
                                                           --------------------------

Income before income taxes                                      874          1,210
Income tax expense                                              333            441
                                                           --------------------------
Net income                                                   $  541         $  769
                                                           ==========================
Basic earnings per share                                     $ 0.16         $ 0.21
Diluted earnings per share                                   $ 0.15         $ 0.21
Dividends per share                                          $ 0.08         $ --


See accompanying notes to unaudited consolidated financial statement.

CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
Three months ended September 30, 2003 and 2002
Dollars in thousands

                                                                                                       Accumulated
                                              Additional             Unearned   Unearned                  Other           Total
                                     Common    Paid-in    Retained     ESOP       RRP      Treasury    Comprehensive   Stockholders'
                                     Stock    Capital     Earnings    Shares     Shares      Stock     Income (Loss)      Equity
                                   =================================================================================================

Balance at July 1, 2003            $    43    $  42,399   $ 43,263   $ (2,833)  $ (1,942)  $ (7,797)  $        176     $    73,309
Comprehensive income
   Net income                                                  541                                                             541
   Unrealized loss on securities
     available-for-sale, net                                                                                  (193)           (193)
                                                                                                                  ----------------
   Total comprehensive income                                                                                                  348
Dividends paid                                         2      (276)         2                                                 (272)
Amortization of vested RRP shares                                                    141                                       141
ESOP shares committed to release                      62                   52                                                  114
                                   -------------------------------------------------------------------------------------------------
Balance at September 30, 2003      $    43    $   42,463  $ 43,528   $ (2,779)  $ (1,801)  $ (7,797)  $        (17)    $    73,640
                                   =================================================================================================

Balance at July 1, 2002            $    43    $   42,153  $ 41,085     (3,056)  $ (2,496)  $ (1,167)  $        179     $    76,741
Comprehensive income
   Net income                                                  769                                                             769
   Unrealized gain on securities
     available-for-sale, net                                                                                   142             142
                                                                                                                  ----------------
   Total comprehensive income                                                                                                  911
 Purchases of treasury stock                                                                  (4,984)                       (4,984)
Amortization of vested RRP shares                                                    143                                       143
ESOP shares committed to release                      45       55                                                              100
                                   -------------------------------------------------------------------------------------------------
Balance at September 30, 2002            $  43  $ 42,198  $ 41,854   $ (3,001)  $ (2,353)  $ (6,151)  $        321     $    72,911
                                   =================================================================================================


See accompanying notes to unaudited consolidated financial statements.

CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Dollars in thousands

                                                                                  For the three months ended
                                                                                         September 30,
                                                                                -----------------------------
                                                                                    2003               2002
                                                                                -----------------------------
Cash flows from operating activities:

Net income                                                                       $     541          $     769
Adjustments to reconcile net income to net cash from operating activities:

   Provision for loan losses                                                          --                 --
   Depreciation                                                                         96                 92
   Net amortization of securities                                                        5                 (2)
   ESOP compensation expense                                                           114                100
   RRP compensation expense                                                            141                143
   Federal Home Loan Bank stock dividends                                             (299)              (221)
   Net change in:
     Deferred loan origination fees                                                      4                 35
     Accrued interest receivable and other assets                                     (236)              (387)
     Accrued expenses and other liabilities                                            247                (12)
                                                                                -----------------------------
Net cash from operating activities
                                                                                       613                517
                                                                                -----------------------------

Cash flows from investing activities:
   Activity in held-to-maturity securities:

      Maturities, calls and payments                                                   111             10,452
      Purchases                                                                    (10,000)              --
   Activity in available-for-sale securities:
      Payments                                                                       1,558                857
      Purchases                                                                     (5,063)            (5,000)
   Loan originations and payments, net                                               4,389              3,260
   Additions to premises and equipment                                                 (11)              (150)
                                                                                -----------------------------
Net cash from investing activities                                                  (9,016)             9,419
                                                                                -----------------------------
Cash flows from financing activities:
   Net change in deposits                                                            1,073               (450)
   Net change in advance payments by borrowers for taxes and insurance              (1,692)               877
   Dividends paid                                                                     (272)              --
   Purchase of treasury stock                                                         --               (4,984)
                                                                                -----------------------------
Net cash from financing activities
                                                                                      (891)            (4,557)
                                                                                -----------------------------

Net change in cash and cash equivalents                                             (9,294)             5,379
Cash and cash equivalents at beginning of period                                   141,637             94,726
                                                                                -----------------------------
Cash and cash equivalents at end of period                                       $ 132,343          $ 100,105
                                                                                =============================



 See accompanying notes to unaudited consolidated financial statements.

             Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three months ended September 30, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2004.

Chesterfield Financial Corp. (the "Company") is a Delaware corporation that was organized in January 2001 at the direction of the Board of Directors of Chesterfield Federal Savings and Loan Association (the "Bank") for the purpose of owning all of the outstanding capital stock of the Bank following the completion of the Bank's mutual-to-stock conversion. The Company sold 4,304,738 shares of its common stock in a public offering to eligible depositors and members of the general public (the "Offering"), which was completed on May 2, 2001. Prior to that date, the Company had no assets or liabilities. The accompanying unaudited consolidated financial statements for the three months ended September 30, 2003 and 2002 represent the accounts of the Company, the Bank and its wholly owned subsidiary, Chesterfield Insurance Services, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The Company uses the intrinsic method of accounting for the compensation effect of stock options described in APBO No. 25. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if compensation expense was measured using the fair value recognition provisions of SFAS No. 123 in the interim financial statements for the three-month periods ended September 30, 2003 and 2002:


                                                      Three months ended
                                                         September 30,
                                                --------------------------------
                                                     2003            2002
                                                --------------- ----------------

Net income as reported                          $          541  $         769
Pro forma net income                                       434            658

Basic earnings per share as reported            $         0.16  $        0.21
Pro forma basic earnings per share                        0.12           0.18

Diluted earnings per share as reported          $         0.15  $        0.21
Pro forma diluted earnings per share                      0.12           0.18

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of the date of grant in 2003 and 2002: fair value of options granted of $2.65 and $5.11; risk free rate of return of 2.50% and 4.78%; expected option life of seven years for both periods; expected stock price volatility of 10.59% and 14.21%; and dividend yield of 1.55% and 0%.

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

             Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------


regulatory accounting purposes. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of September 30, 2003, the Bank met the capital adequacy requirements to which it is subject. The Bank's tangible equity ratio at September 30, 2003 was 16.91%. The Tier 1 capital ratio was 16.91%, the Tier 1 risk-based capital ratio was 46.20%, and the total risk-based capital ratio was 45.27%.

The most recent notification from the federal banking agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that have changed the Bank's category.

Note 3 - Commitments and Contingencies

At September 30, 2003, the Company had outstanding commitments to make loans of $8.8 million and unused lines of credit outstanding of $20.5 million. At June 30, 2003, the Bank had outstanding commitments to make loans of $7.2 million and unused lines of credit outstanding of $19.8 million.

Note 4 - Earnings Per Share

Basic earnings per share for the three months ended September 30, 2003 and 2002 are computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, which were 3,485,457 and 3,651,642, respectively. Unearned Employee Stock Ownership Plan ("ESOP") shares and unearned Recognition and Retention Plan ("RRP") shares are not considered outstanding for the calculation. Diluted earnings per share for the three months ended September 30, 2003 and 2002 are computed by dividing net income by the weighted average number of shares of common stock outstanding and additional shares issuable under stock option and stock grant plans for the period, which were 3,595,897 and 3,700,911, respectively.

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

                                Three months ended September 30, 2003
                     ----------------------------------------------------------
                         Banking        Insurance
                         Segment         Segment       Other      Consolidated
                     ---------------  -------------  ----------   -------------
Net interest income  $        2,377   $           1  $       31   $       2,409
Other revenue                   183             632         (78)            737
Other expense                (1,675)           (581)                     (2,272)
                                                            (16)
Income taxes                  (337)                                        (333)
                                                (20)         24
                     ---------------  -------------  ----------   -------------
Segment profit       $           548  $          32  $      (39)  $         541
                     ===============  =============  ==========   =============

Depreciation         $            81  $          15  $        -   $          96
Segment assets       $       368,110  $       2,710  $   (2,053)  $     368,767

             Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 5 - Segment Reporting (continued)

                                Three months ended September 30, 2002
                     -----------------------------------------------------------
                         Banking       Insurance
                         Segment        Segment        Other       Consolidated
                     -----------------------------------------------------------
Net interest income  $        2,599   $           2  $       76    $      2,677
Other revenue                   159             601         (63)            697
Other expense                (1,607)           (565)          8          (2,164)
Income taxes                   (418)            (14)         (9)           (441)
                     -----------------------------------------------------------
Segment profit       $          733   $          24  $       12    $        769
                     ===========================================================

Depreciation         $           77   $          15  $        -    $         92
Segment assets       $      358,935   $       2,507  $   (1,444)   $    359,998


Note 6 - New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which affects the accounting for certain freestanding financial instruments depending on the type of financial instrument. SFAS No. 150 affects the following types of freestanding financial instruments: (1) mandatorily redeemable shares for which the issuer is obligated to purchase those shares; (2) obligations to repurchase the issuer's equity shares; and (3) certain obligations to issue a variable number of shares. SFAS No. 150 is effective for affected financial instruments issued or modified after May 31, 2003. For those issued prior to May 31, 2002, SFAS No. 150 is required to be applied for periods beginning after December 15, 2003. Management determined that the adoption of SFAS No. 150 will not have a material effect on the Corporation's consolidated financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain variable interest entities ("VIE") in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, FIN 46 will apply in the first interim period or fiscal year beginning after September 15, 2003. Management determined that adoption of FIN 46 will not have a material effect on the Corporation's consolidated financial statements.

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

Liquidity

The Company and Bank's liquidity management objective is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the ability to meet deposit withdrawals on demand or at contractual maturity, and to fund new loans and investments as opportunities arise. The Bank's primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and cash flows generated by investments. External sources of funds primarily consist of increases in deposits. Federal regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. The Bank believes it was in compliance with Office of Thrift Supervision ("OTS") liquidity requirements at September 30, 2003.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, was $612,000 for the three months ended September 30, 2003. Net cash used in investing activities was $9.0 million for the three months ended September 30, 2003. Loan principal payments exceeded originations received by $4.4 million. Maturities, calls and payments on securities totaled $1.7 million, while purchases of new securities amounted to $15.1 million. Net cash used in financing

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
--------------------------------------------------------------------------------


activities amounted to $890,000 for the three months ended September 30, 2003. The Bank's deposits increased by $1.1 million during the three months ended September 30, 2003. The Company paid $272,000 in dividends during the three months ended September 30, 2003. The Company began paying dividends during the second quarter of fiscal 2003.

At September 30, 2003, the Bank had outstanding commitments to make loans of $8.8 million and unused lines of credit outstanding of $20.5 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from September 30, 2003 totaled $153.1 million. Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Bank.

Comparison of Financial Condition at September 30, 2003 and June 30, 2003

At September 30, 2003, total assets were $368.8 million, down $142,000 from $368.9 million at June 30, 2003. Cash and cash equivalents decreased $9.3 million, or 6.6%, to $132.3 million at September 30, 2003, compared to $141.6 million at June 30, 2003. Securities increased $13.1 million, or 24.7%, to $66.0 million at September 30, 2003, compared to $52.9 million at June 30, 2003, primarily because management invested in mortgage-backed securities to increase yield and to maintain adequate levels of qualifying mortgage loans for regulatory purposes. Loans receivable at September 30, 2003, were $145.6 million, down $4.4 million, or 2.9%, from $150.0 million at June 30, 2003.

Total deposits at September 30, 2003, were $283.2 million, up $1.1 million, or 0.4%, from $282.2 million at June 30, 2003. Passbook saving accounts increased $385,000, offset by a $385,000 decrease in time deposits, and NOW accounts increased $1.1 million since June 30, 2003.

Total stockholders' equity as of September 30, 2003, was $73.6 million, or 20.0% of total assets, compared to $73.3 million, or 19.9% of total assets at June 30, 2003. On November 25, 2002, the Company announced its intent to repurchase up to 188,000 shares of the Company's common stock. There were no repurchases during the quarter ended September 30, 2003. A total of 20,200 shares have been repurchased under this program. At September 30, 2003, there were 3,879,558 common shares outstanding with a book value of $18.98 per share.

Asset Quality

The Company's non-performing loans were $363,000, or 0.25% of loans receivable as of September 30, 2003, compared to $258,000, or 0.17% of loans receivable as of June 30, 2003. The $1.3 million allowance for loan losses was 0.89% of loans receivable as of September 30, 2003, compared to 0.87% as of June 30, 2003. Management has reviewed the allowance for loan losses as of September 30, 2003, and determined that neither additions to nor recoveries of the allowance are required.

Comparison of Operating Results for the
Quarters Ended September 30, 2003 and 2002

General. The Company reported net income of $541,000, or $0.15 earnings per diluted share for the quarter ended September 30, 2003. Net income for the quarter was $228,000 less than net income for the quarter ended September 30, 2002 of $769,000, or $0.21 earnings per diluted share. The primary reason for the decrease was a $268,000 decrease in the Company's net interest income. Other income increased $40,000, primarily due to a $33,000 increase in insurance commissions. Operating expenses increased $108,000, including a $29,000 increase in administrative expenses at the parent company. The Company's return on average assets for the quarter ended September 30, 2003, was 0.59%, compared to 0.85% for the quarter ended September 30, 2002. Return on equity was 2.95% for the quarter ended September 30, 2003, compared to 4.14% for the same period last year.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
--------------------------------------------------------------------------------



Total Interest Income. Total interest income decreased by $873,000, or 20.1%, to $3.5 million for the quarter ended September 30, 2003, from $4.3 million for the quarter ended September 30, 2002. A decrease in yield on interest-earning assets to 3.96%, from 4.99% for the same quarter last year, and a change in the mix of interest-earning assets favoring shorter term, lower yielding interest-earning deposits, caused the decline in interest income.

Interest Expense. Interest expense on deposits decreased by $605,000, or 36.3%, to $1.1 million for the quarter ended September 30, 2003, from $1.7 million for the same period in 2002. The decrease was primarily attributable to reductions in deposit rates paid, with the average cost of funds decreasing to 1.49% for the current period, from 2.39% for the same period last year, offset to some extent by a $5.0 million increase in the average balances of deposit accounts, primarily passbook savings and NOW accounts.

Net Interest Income. Net interest income decreased by $268,000, or 10.0%, to $2.4 million for the quarter ended September 30, 2003, from $2.7 million for the same period in 2002. The net interest rate spread decreased 13 basis points, to 2.47% in 2003, from 2.60% in 2002, while the net interest margin decreased 32 basis points, to 2.75% in 2003, from 3.07% in 2002. The ratio of average interest-earning assets to average interest-bearing liabilities was 123.58% in 2003, compared to 124.98% in 2002.

Non-interest Income. Total non-interest income increased $40,000, or 5.8%, to $737,000 for the quarter ended September 30, 2003, compared to $697,000 for the same period last year. Insurance commissions generated by the Company's insurance subsidiary increased $33,000, to $617,000 in 2003, compared to $584,000 in 2002.

Non-interest Expense. Total non-interest expenses increased $108,000, or 5.0%, to $2.3 million for the quarter ended September 30, 2003, from $2.2 million for the quarter ended September 30, 2002, due primarily to a $23,000 (1.7%) increase in salaries and benefits and a $79,000 (20.1%) increase in miscellaneous operating expenses that were primarily the result of increases in loan expenses, legal and accounting expenses, and administrative expenses at the parent company. The annualized ratio of non-interest expense to average assets increased to 2.48% in 2003, compared to 2.39% in 2002, while the Company's efficiency ratio was 72.22% for the current quarter, compared to 64.14% for the same period last year.

Provision for Income Taxes. The provision for income taxes of $333,000 for the quarter ended September 30, 2003, resulted in an effective tax rate of 38.09%, compared to a provision of $441,000 and a 36.45% effective tax rate for the same quarter last year. The increase in the effective income tax rate resulted primarily from increased state income taxes due to reduced amounts of U.S. Government and Agency interest income.

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

The table below sets forth, as of June 30, 2003 (the most recent date available), the estimated changes in the Bank's NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve.


                                                                Net Portfolio Value as a % of
                                       Net Portfolio Value         Present Value of Assets
                       -------------------------------------    -----------------------------
    Change in
  Interest Rates        Estimated     Amount of                                Percent
  (basis points)         NPV           Change    Percent      NPV Ratio       Change
-------------------------------------------------------------------------------------------
                            (in thousands)
    +300 bp           $  65,620  $    (9,362)        -12%      17.65%         -1.92%
    +200                 69,471       (5,511)        -7        18.46          -1.11
    +100                 73,023       (1,960)        -3        19.19          -0.38
        0                74,983            -         -         19.57             -
    - 100                74,647         (335)        -         19.46          -0.12

For the June 30, 2003 reporting cycle the OTS suppressed all model outputs associated with the minus 200 basis points and minus 300 basis points scenarios because of the abnormally low prevailing interest rate environment.

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

Part II - Other Information

Item 1.    Legal Proceedings

               The Company and the Bank are not engaged in any legal proceedings of a material nature at present.

Item 2.    Changes in Securities and Use of Proceeds

               Not applicable.

Item 3.    Defaults Upon Senior Securities

               Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

               Not applicable.

Item 5.    Other Information

               Not applicable

Item 6.    Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    31.1 Certification  of Chief Executive  Officer  required by
                         Rule 13a - 14(a).

                    31.2 Certification  of Chief Financial  Officer  required by
                         Rule 13a - 14(a).

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


                                      Chesterfield Financial Corp.


Dated:   November 10, 2003              /s/ Michael E. DeHaan
                                      ------------------------------------------
                                      Michael E. DeHaan, Chairman, President and
                                      Chief Executive Officer



Dated:  November 10, 2003               /s/ Karen M. Wirth
                                      ------------------------------------------
                                      Karen M. Wirth, Treasurer and
                                      Chief Financial Officer