Form 10-Q
period 2003-12-31
CHESTERFIELD FINANCIAL CORP
filed 2004-02-11
CIK 1132515

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

      Yes |X| No |_|

      The number of shares outstanding of the issuer's common stock was 3,875,521 shares of common stock, par value $.01, outstanding as of January 31, 2004.

================================================================================

                          CHESTERFIELD FINANCIAL CORP.
                                    FORM 10-Q

                                      Index

Part I.  Financial Information                                          Page (s)
                                                                        --------

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of
         December 31, 2003 (unaudited) and June 30, 2003                   3

         Consolidated Condensed Statements of Income for the three
         and six months ended December 31, 2003 and 2002 (unaudited)       4

         Consolidated Condensed Statements of Shareholders' Equity
         for the six months ended December 31, 2003 and 2002 (unaudited)   5

         Consolidated Condensed Statements of Cash Flows for the six
         months ended December 31, 2003 and 2002 (unaudited)               6

         Notes to Consolidated Condensed Financial Statements (unaudited)  7-9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             10-13

Item 3.  Quantitative and Qualitative Disclosures about Market Risks       14

Item 4.  Controls and Procedures                                           15

Part II.   Other Information

Item 1.    Legal Proceedings                                               16

Item 2.    Changes in Securities                                           16

Item 3.    Defaults upon Senior Securities                                 16

Item 4.    Submission of Matters to a Vote of Security Holders             16

Item 5.    Other Information                                               17

Item 6.    Exhibits and Reports on Form 8-K                                17

           Signature Page                                                  17

           Certifications                                                  18-20

CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)
Dollars in thousands

                                                                                      December 31,        June 30,
Assets                                                                                    2003              2003
-------------------------------------------------------------------------------------------------------------------
Cash and due from financial institutions                                                $  10,970         $   8,843
Interest-bearing deposits                                                                 104,613           127,994
Federal funds sold                                                                          4,000             4,800
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                 119,583           141,637
Securities available-for-sale                                                              29,097            26,822
Securities held to maturity, at amortized cost (approximate fair value of
     $41,235 at December 31, 2003 and $26,864 at June 30, 2003)                            40,810            26,117
Loans receivable, net of allowance for loan losses of $1,303 at
     December 31, 2003 and $1,304 at June 30, 2003                                        148,517           150,022
Federal Home Loan Bank stock                                                               19,192            18,563
Premises and equipment                                                                      2,268             2,415
Goodwill                                                                                      452               452
Accrued interest receivable and other assets                                                2,469             2,881
-------------------------------------------------------------------------------------------------------------------

Total assets                                                                            $ 362,388         $ 368,909
===================================================================================================================

Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------------------------------------------

Liabilities

Deposits                                                                                $ 281,196         $ 282,175
Advance payments by borrowers for taxes and insurance                                       1,800             2,203
Accrued expenses and other liabilities                                                      5,273            11,222
-------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                         288,269           295,600

Shareholders' equity

Preferred stock, $.01 par value per share, 1,000,000 shares authorized, no
     shares issued and outstanding                                                             --                --
Common stock, $.01 par value per share, 7,000,000 shares authorized; 4,304,738 shares issued; 3,875,521 and 3,879,558 outstanding at December 31, 2003 and
     at June 30, 2003                                                                          43                43
Additional paid in capital                                                                 42,613            42,399
Retained earnings                                                                          43,744            43,263
Unearned ESOP shares                                                                       (2,725)           (2,833)
Unearned RRP shares                                                                        (1,662)           (1,942)
Treasury stock, at cost, 429,217 shares at December 31, 2003
     and 425,180 shares at June 30, 2003                                                   (7,890)           (7,797)
Accumulated other comprehensive income                                                         (4)              176
-------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                                 74,119            73,309
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                              $ 362,388         $ 368,909
===================================================================================================================

See accompanying notes to unaudited consolidated condensed financial statements.

CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

                                                             Three months ended             Six months ended
                                                                December 31,                  December 31,
                                                           ---------------------------------------------------
                                                             2003           2002           2003           2002
--------------------------------------------------------------------------------------------------------------
Interest and dividend income
Loans, including fees                                      $2,282        $ 2,811         $4,678        $ 5,686
Securities                                                    545            708          1,005          1,583
Interest-bearing deposits                                     278            333            576            680
Federal Home Loan Bank stock dividends                        331            269            629            490
Other interest income                                           6             24             23             48
--------------------------------------------------------------------------------------------------------------
Total interest and dividend income                          3,442          4,145          6,911          8,487
Interest expense on deposits                                1,003          1,467          2,063          3,132
--------------------------------------------------------------------------------------------------------------
Net interest income                                         2,439          2,678          4,848          5,355
Provision for loan losses                                      --           (200)            --           (200)
--------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses         2,439          2,878          4,848          5,555

Non-interest income

Insurance commissions                                         560            786          1,177          1,370
Service charges on deposit accounts                            70             68            144            138
Other                                                          51             28             97             71
--------------------------------------------------------------------------------------------------------------
Total non-interest income                                     681            882          1,418          1,579

Non-interest expense

Salaries and employee benefits                              1,537          1,509          3,016          2,968
Occupancy                                                     195            201            393            395
Equipment                                                     103            121            207            236
Data processing                                                97             85            193            168
Federal deposit insurance                                      32             33             65             66
Insurance agency bad debt expense                               4            199              9            203
Other                                                         364            361            721            637
--------------------------------------------------------------------------------------------------------------
Total non-interest expense                                  2,332          2,509          4,604          4,673
--------------------------------------------------------------------------------------------------------------

Income before income taxes                                    788          1,251          1,662          2,461
Income tax expense                                            296            463            629            904
--------------------------------------------------------------------------------------------------------------
Net income                                                 $  492        $   788         $1,033        $ 1,557
--------------------------------------------------------------------------------------------------------------
Basic earnings per share                                   $ 0.14        $  0.23         $ 0.30        $  0.44
--------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                 $ 0.14        $  0.22         $ 0.29        $  0.43
--------------------------------------------------------------------------------------------------------------
Dividends per share                                        $ 0.08        $  0.05         $ 0.16        $  0.05
--------------------------------------------------------------------------------------------------------------
Comprehensive income                                       $  505        $   764         $  853        $ 1,675
--------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated condensed financial statements.

CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited) Six months ended December 31, 2003 and 2002

Dollars in thousands                                                                                         Accumu-
                                                                                                              lated
                                                                                                              Other
                                                                                                              Compre-
                                                 Additional              Unearned    Unearned                 hensive     Total
                                        Common     Paid-in   Retained      ESOP         RRP       Treasury     Income  Shareholders'
                                        Stock      Capital   Earnings     Shares      Shares        Stock      (Loss)     Equity
                                       =============================================================================================
Balance at July 1, 2003                $     43   $ 42,399   $ 43,263   $   (2,833)  $  (1,942)  $  (7,797)   $    176   $ 73,309
Comprehensive income
   Net income                                                   1,033                                                       1,033
   Unrealized loss on securities
     available-for-sale, net                                                                                      (180)      (180)
                                                                                                                         --------
   Total comprehensive income                                                                                                 853
Dividends paid                                           5      (552)            4                                           (543)
Purchases of treasury stock                                                                            (93)                   (93)
Amortization of vested RRP shares                                                          280                                280
Income tax benefit of RRP vesting                       84                                                                     84
ESOP shares committed to be released                   125                     104                                            229
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 2003           $     43   $ 42,613   $ 43,744   $   (2,725)  $  (1,662)  $   (7,890)  $     (4)  $ 74,119
                                       ==========================================================================================

Balance at July 1, 2002                $     43   $ 42,153   $ 41,085   $   (3,056)  $  (2,496)  $  (1,167)   $    179   $ 76,741
Comprehensive income
   Net income                                                   1,557                                                       1,557
   Unrealized gain on securities
     available-for-sale, net                                                                                       118        118
                                                                                                                         --------
   Total comprehensive income                                                                                               1,675
Dividends paid                                           1       (174)           2                                           (171)
Purchases of treasury stock                                                                         (6,277)                (6,277)
Amortization of vested RRP shares                                                          287                                287
Income tax benefit of RRP vesting                       34                                                                     34
ESOP shares committed to be released                    94                     109                                            203
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 2002           $     43   $ 42,282   $ 42,468   $   (2,945)  $  (2,209)  $  (7,444)   $    297   $ 72,492
                                       ==========================================================================================

See accompanying notes to unaudited consolidated condensed financial statements.

CHESTERFIELD FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows (unaudited)
Dollars in thousands

                                                                                       Six months ended
                                                                                          December 31,
------------------------------------------------------------------------------------------------------------
                                                                                     2003             2002
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                        $   1,033         $  1,557
Adjustments to reconcile net income to net cash from operating activities:
   Provision for loan losses                                                             --             (200)
   Depreciation                                                                         186              197
   Net amortization of securities                                                       155              (28)
   ESOP compensation expense                                                            229              203
   RRP compensation expense                                                             280              287
   Federal Home Loan Bank stock dividends                                              (629)            (437)
   Net change in:
     Deferred loan origination fees                                                     (40)              21
     Accrued interest receivable and other assets                                       412             (647)
     Accrued expenses and other liabilities                                          (5,773)             708
------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                   (4,147)           1,661
------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Activity in held-to-maturity securities:
      Maturities, calls and payments                                                    307           21,083
      Purchases                                                                     (15,000)         (19,934)
   Activity in available-for-sale securities:
      Maturities, calls and payments                                                  7,651            2,280
      Purchases                                                                     (10,353)          (5,000)
   Loan originations and payments, net                                                1,545           11,348
   Additions to premises and equipment                                                  (39)            (155)
------------------------------------------------------------------------------------------------------------
Net cash from investing activities                                                  (15,889)           9,622
------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Net change in deposits                                                              (979)             580
   Net change in advance payments by borrowers for taxes and insurance                 (403)            (335)
   Dividends paid                                                                      (543)            (171)
   Purchase of treasury stock                                                           (93)          (6,277)
------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                                   (2,018)          (6,203)
------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                             (22,054)           5,080
Cash and cash equivalents at beginning of period                                    141,637           94,726
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $ 119,583         $ 99,806
============================================================================================================

See accompanying notes to unaudited consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements (unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three and six months ended December 31, 2003 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2004. Some items in the prior year financial statements were reclassified to conform to the current presentation.

Chesterfield Financial Corp. (the "Company") is a Delaware corporation that was organized in January 2001 at the direction of the Board of Directors of Chesterfield Federal Savings and Loan Association (the "Bank") for the purpose of owning all of the outstanding capital stock of the Bank following the completion of the Bank's mutual-to-stock conversion. The Company offered for sale 4,304,738 shares of its outstanding common stock in a public offering to eligible depositors and members of the general public (the "Offering"), which was completed on May 2, 2001. The accompanying unaudited consolidated condensed financial statements for the three and six months ended December 31, 2003 and 2002 represent the accounts of the Company, the Bank and its wholly owned subsidiary, Chesterfield Insurance Services, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The Company uses the intrinsic method of accounting for the compensation effect of stock options described in Accounting Principles Board Opinion ("APBO") No.
25. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if compensation expense was measured using the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123 in the interim financial statements for the three and six-month periods ended December 31, 2003 and 2002:

                                                  Three months ended               Six months ended
                                                     December 31,                     December 31,
                                              ----------------------------------------------------------
                                                 2003            2002            2003             2002
                                              ----------------------------------------------------------
Net income as reported                        $     492       $     788       $   1,033        $   1,557
Pro forma net income                                385             677             818            1,335

Basic earnings per share as reported          $    0.14       $    0.23       $    0.30        $    0.44
Pro forma basic earnings per share                 0.11            0.19            0.23             0.37

Diluted earnings per share as reported        $    0.14       $    0.22       $    0.29        $    0.43
Pro forma diluted earnings per share               0.11            0.19            0.23             0.37

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of the date of grants in fiscal 2004 and 2003: fair values of options granted of $3.93 and $2.65; risk free rates of return of 3.66% and 2.50%; expected option lives of seven years for all periods; expected stock price volatilities of 9.99% and 10.59%; and dividend yields of 1.39% and 1.55%, respectively.

Note 2 - Capital Resources

The Bank is subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a material impact on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the entity's assets, liabilities, and certain off-balance sheet items as calculated under regulatory

Notes to Consolidated Condensed Financial Statements (unaudited) accounting purposes. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of December 31, 2003, the Bank met the capital adequacy requirements to which it is subject. The Bank's tangible equity ratio at December 31, 2003 was 17.41%. The Tier 1 capital ratio was17.41%, the Tier 1 risk-based ratio was 46.55%, and the total risk-based capital ratio was 47.50%.

The most recent notification from the federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that have changed the Bank's category.

Note 3 - Commitments and Contingencies

At December 31, 2003, the Company had outstanding commitments to make loans of $1.5 million and unused lines of credit outstanding of $19.9 million. At June 30, 2003, the Bank had outstanding commitments to make loans of $7.2 million and unused lines of credit outstanding of $19.8 million.

Note 4 - Earnings Per Share

Basic earnings per share for the three months ended December 31, 2003 and 2002 was computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, which were 3,499,126 and 3,492,676, respectively. Basic earnings per share for the six months ended December 31, 2003 and 2002 was computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, which were 3,492,291 and 3,572,159, respectively. Unearned Employee Stock Ownership Plan ("ESOP") shares and unearned Recognition and Retention Plan ("RRP") shares are not considered outstanding for the calculation. Diluted earnings per share for the three months ended December 31, 2003 and 2002 was computed by dividing net income by the weighted average number of shares of common stock outstanding and additional shares issuable under stock option and stock grant plans for the period, which were 3,628,507 and 3,562,902, respectively. Diluted earnings per share for the six months ended December 31, 2003 and 2002 was computed by dividing net income by the weighted average number of shares of common stock outstanding and additional shares issuable under stock option and stock grant plans for the period, which were 3,612,415 and 3,632,009, respectively.

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

Notes to Consolidated Condensed Financial Statements (unaudited)

      Dollars in thousands                    Six months ended December 31, 2003
                                 -----------------------------------------------------------
                                  Banking         Insurance
                                  Segment          Segment          Other       Consolidated
                                 -----------------------------------------------------------
Net interest income              $   4,785         $     3         $    60         $   4,848
Provision for loan losses               --              --              --                --
Other revenue                          295           1,215             (92)            1,418
Other expense                        3,396           1,176              32             4,604
Income tax expense                     621              16              (8)              629
                                 -----------------------------------------------------------
Segment profit                   $   1,063         $    26         $   (56)        $   1,033
                                 ===========================================================

Depreciation                     $     147         $    39         $    --         $     186
Segment assets                     362,045           1,926          (1,583)          362,388

                                              Six months ended December 31, 2002
                                 -----------------------------------------------------------
                                  Banking        Insurance
                                  Segment         Segment           Other       Consolidated
                                 -----------------------------------------------------------
Net interest income              $   5,236         $     4         $   115         $   5,355
Provision for loan losses             (200)             --              --              (200)
Other revenue                          470           1,388            (279)            1,579
Other expense                        3,303           1,349              21             4,673
Income tax expense                     867              17              20               904
                                 -----------------------------------------------------------
Segment profit                   $   1,736         $    26         $  (205)        $   1,557
                                 ===========================================================

Depreciation                     $     159         $    38         $    --         $     197
Segment assets                   $ 358,376         $ 3,273         $(1,577)        $ 360,072

Note 6 - New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which affects the accounting for certain freestanding financial instruments depending on the type of financial instrument. SFAS No. 150 affects the following types of freestanding financial instruments: (1) mandatorily redeemable shares for which the issuer is obligated to purchase those shares; (2) obligations to repurchase the issuer's equity shares; and (3) certain obligations to issue a variable number of shares. SFAS No. 150 is effective for affected financial instruments issued or modified after May 31, 2003. For those issued prior to May 31, 2003, SFAS No. 150 is required to be applied for periods beginning after December 15, 2003. Management determined that the adoption of SFAS No. 150 will not have an effect on the Company's consolidated financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain variable interest entities ("VIE") in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, FIN 46 will apply in the first interim period or fiscal year beginning after September 15, 2003. Management determined that adoption of FIN 46 will not have an effect on the Company's consolidated financial statements.

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

Liquidity

The Company's and the Bank's liquidity management objective is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the ability to meet deposit withdrawals on demand or at contractual maturity, and to fund new loans and investments as opportunities arise. The Bank's primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and cash flows generated by investments. External sources of funds primarily consist of increases in deposits. Federal regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. At December 31, 2003, the Bank believes it was in compliance with Office of Thrift Supervision ("OTS") liquidity requirements.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used by operating activities, $4.1 million, consisting primarily of interest and dividends received less interest paid on deposits, and a $5.9 reduction in accrued expenses and other liabilities, for the six months ended December 31, 2003. The Company used $15.9 million in investing activities for the six months ended December 31, 2003. Loan principal repayments exceeded originations by $1.5 million. Maturities, calls and payments on securities totaled $8.0 million, while purchases of new securities amounted to $25.4 million. Net cash used in financing activities amounted to $2.0 million for the six months ended December 31, 2003.

Management's Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 2003, the Bank had outstanding commitments to make loans of $1.5 million and unused lines of credit outstanding of $19.9 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 2003 totaled $129.5 million. Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Bank.

Changes in Financial Condition

At December 31, 2003, total assets were $362.4 million, down $6.5 million, or 1.8%, from $368.9 million at June 30, 2003. Cash and cash equivalents decreased $22.1 million, or 15.6%, to $119.6 million at December 31, 2003, compared to $141.6 million at June 30, 2003. Loans receivable at December 31, 2003, were $148.5 million, down $1.5 million, or 1.0%, from $150.0 million at June 30, 2003. Total deposits at December 31, 2003 were $281.2 million, down $979,000, or 0.4%, from $282.2 million at June 30, 2003.

Total shareholders' equity as of December 31, 2003 was $74.1 million, or 20.5% of total assets, compared to $73.3 million, or 19.9% of total assets at June 30, 2003. At December 31, 2003, there were 3,875,521 common shares outstanding with a book value of $19.12 per share, compared to 3,879,558 shares with a book value of $18.90 at June 30, 2003. On January 20, 2004, the Board of Directors of the Company declared a second quarter dividend of $0.08 per share, to be paid on March 1, 2004, to shareholders of record as of February 13, 2004.

Asset Quality

The Company's non-performing loans were $221,000, or 0.15% of loans receivable as of December 31, 2003, compared to $258,000, or 0.17% of loans receivable as of June 30, 2003. The $1.3 million allowance for losses on loans to loans receivable was 0.88% as of December 31, 2003, compared to 0.87% as of June 30, 2003.

Comparison of Operating Results for the Quarters Ended December 31, 2003 and
2002

General. Net income for the quarter ended December 31, 2003 was $492,000, or $0.14 diluted earnings per share, compared to net income of $788,000, or $0.22 diluted earnings per share for the quarter ended December 31, 2002. The Company's return on average assets for the quarter ended December 31, 2003, was 0.54%, compared to 0.88% for the quarter ended December 31, 2002. Return on average equity for the current quarter was 2.68%, compared to 4.39% for the same quarter last year.

Total Interest Income. Total interest income decreased by $703,000, or 17.0%, to $3.4 million for the quarter ended December 31, 2003, from $4.1 million for the quarter ended December 31, 2002. An increase in average interest-earning assets of $1.6 million between periods, offset by a decrease in yield on interest-earning assets to 3.99%, from 4.83% for the same quarter last year, and a change in the mix of interest-earning assets favoring shorter-term, lower yielding interest-bearing deposits, caused the decline in interest income. The average balance of loans for the quarter ended December 31, 2003, decreased $14.8 million from the average balance for the quarter ended December 31, 2002, while the average balance of securities, interest-earning deposits and federal funds sold increased $15.1 million.

Interest Expense. Interest expense on deposits decreased by $464,000, or 31.6%, to $1.0 million for the quarter ended December 31, 2003, from $1.5 million for the same period in 2002. The decrease was primarily attributable to reductions in deposit rates paid, with the average cost of funds decreasing to 1.43% for the current period, from 2.11% for the same period last year, offset to some extent by a $3.8 million increase in the average balances of deposit accounts. The average balance of time deposits, which generally are paid a higher rate than other deposits, decreased $3.5 million between these two periods.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Interest Income. Net interest income decreased by $239,000, or 8.9%, to $2.4 million for the quarter ended December 31, 2003, from $2.7 million for the same period in 2002. The net interest rate spread decreased 16 basis points, to 2.56% in 2003, from 2.72% in 2002, while the net interest margin decreased 29 basis points, to 2.83% in 2003, from 3.12% in 2002. The ratio of average interest-earning assets to average interest-bearing liabilities was 122.7% in 2003, compared to 123.8% in 2002.

Non-interest Income. Non-interest income decreased $201,000, or 22.8%, to $681,000 for the quarter ended December 31, 2003, from $882,000 for the same period in 2002. Insurance commissions generated by the Company's insurance agency subsidiary decreased $226,000, or 28.8%, to $560,000 in 2003, compared to $786,000 in 2002. The primary cause of this decrease was the loss of renewal commissions of more than $175,000 from a major client due to renewed competition and lower pricing in the condominium association insurance underwriting business. The agency believes that the loss of business was due solely to rate sensitivity, and to regain that lost business the agency has been aggressively seeking contracts with new insurance carriers who can underwrite the condominium association insurance business at competitive rates.

Non-interest Expense. Non-interest expense decreased $177,000, or 7.1%, to $2.3 million for the quarter ended December 31, 2003, from $2.5 million for the quarter ended December 31, 2002. The primary cause for the decrease was a $195,000 decrease in insurance agency bad debt expense. The insurance agency bad debt expense for the quarter ended December 31, 2002, was primarily the result of a $194,000 loss provision for an insurance premium receivable from a long-term commercial client. The agency has since recovered $20,000 of the receivable and continues to aggressively pursue collection. The annualized ratio of non-interest expense to average assets was 2.57% in 2003, compared to 2.80% in 2002, and the Company's efficiency ratio was 74.7% for the current quarter, compared to 70.5% for the same period last year.

Provision for Income Taxes. The provision for income taxes of $296,000 for the quarter ended December 31, 2003, resulted in an effective tax rate of 37.6%, compared to a provision of $463,000 and a 37.0% effective tax rate for the same quarter last year.

Comparison of Operating Results for the Six Months Ended December 31, 2003 and 2002

General. Net income for the six months ended December 31, 2003 was $1.0 million, or $0.29 diluted earnings per share, compared to net income of $1.6 million, or $0.43 diluted earnings per share for the six months ended December 31, 2002. The Company's return on average assets for the six months ended December 31, 2003, was 0.57%, compared to 0.87% for the same period last year. Return on average equity for the six months was 2.82%, compared to 4.28% for the same period last year.

Total Interest Income. Total interest income decreased by $1.6 million, or 18.6%, to $6.9 million for the six months ended December 31, 2003, from $8.5 million for the six months ended December 31, 2002. An increase in average interest-earning assets of $2.0 million between periods, offset by a decrease in yield on interest-earning assets to 3.98% for the six months ended December 31, 2003, from 4.91% for the same period last year, and a change in the mix of interest-bearing assets favoring shorter-term, lower yielding interest-earning deposits, caused the decline in interest income. The average balance of loans and securities for the six months ended December 31, 2003, decreased $24.8 million from the average balance for the six months ended December 31, 2002, while the average balance of interest-earning deposits and federal funds sold increased $25.6 million.

Interest Expense. Interest expense on deposits decreased by $1.1 million, or 34.1%, to $2.1 million for the six months ended December 31, 2003, from $3.1 million for the same period in 2002. The decrease was primarily attributable to reductions in deposit rates paid, with the average cost of funds decreasing to 1.46% for the current period, from 2.25% for the same period last year, offset to some extent by a $4.4 million increase in the average balances of deposit accounts.

Net Interest Income. Net interest income decreased by $507,000, or 9.5%, to $4.8 million for the six months ended December 31, 2003, from $5.4 million for the same period in 2002. The net interest rate spread decreased 14 basis

Management's Discussion and Analysis of Financial Condition and Results of Operations

points, to 2.52% in 2003, from 2.66% in 2002, while the net interest margin decreased 31 basis points, to 2.79% in 2003, from 3.10% in 2002. The ratio of average interest-earning assets to average interest-bearing liabilities was 123.0% for the six months ended December 31, 2003, compared to 124.3% for the same period last year.

Non-interest Income. Non-interest income decreased $161,000, or 10.2%, to $1.4 million for the six months ended December 31, 2003, from $1.6 million for the same period in 2002. Insurance commissions generated by the Company's insurance subsidiary decreased $193,000, or 14.1% to $1.2 million in 2003, compared to $1.4 million in 2002, primarily for the reason previously discussed.

Non-interest Expense. Non-interest expense decreased $69,000, or 1.5%, to $4.6 million for the six months ended December 31, 2003, from $4.7 million for the six months ended December 31, 2002. Salaries and employee benefits increased by $48,000, or 1.6%, including $26,000 from the increased fair value of Company stock released to the ESOP. Other expenses increased $84,000, or 13.2%, including a $26,000 increase in loan underwriting expenses, a $10,000 increase in advertising expense, a $9,000 increase in insurance expense, and a $28,000 increase in public company administrative expenses. These increases were offset by the $194,000 decrease in insurance agency bad debt expense previously discussed. The annualized ratio of non-interest expense to average assets was 2.52% in 2003, compared to 2.60% in 2002, and the Company's efficiency ratio was 73.5% for 2003, compared to 67.4% for 2002.

Provision for Income Taxes. The provision for income taxes of $629,000 for the six months ended December 31, 2003 resulted in an effective tax rate of 37.9%, compared to a provision of $904,000 and a 36.7% effective tax rate for the same period last year. The increase in the effective income tax rate results primarily from increased state income taxes due to reduced amounts of U.S. Government and Agency interest income.

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

The table below sets forth, as of September 30, 2003 (the most recent date available), the estimated changes in the Bank's NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve.

                                                                                           Net Portfolio Value as a % of
                                          Net Portfolio Value                                 Present Value of Assets
                           ----------------------------------------------                --------------------------------
   Change in
 Interest Rates             Estimated         Amount of                                                        Percent
 (basis points)                NPV              Change           Percent                     NPV Ratio          Change
-------------------------------------------------------------------------------------------------------------------------
                                    (in thousands)
    +300 bp                $    62,983       $  (13,407)           (18)%                       17.06%            (14)%
    +200                        67,600           (8,790)           (12)%                       18.06%             (9)%
    +100                        72,294           (4,096)            (5)%                       19.06%             (4)%
       0                        76,390              --              --                         19.91%             --
   - 100                        77,042             652               1%                        20.01%              1%
   - 200                          --                --              --                           --               --
   - 300                          --                --              --                           --               --
-------------------------------------------------------------------------------------------------------------------------

For the September 30, 2003 reporting cycle the OTS suppressed all model outputs associated with the -300 and -200 basis point scenarios because of the abnormally low prevailing interest rate environment. The Company does not expect a material change when December 31, 2003 data becomes available.

Controls and Procedures

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

Item 4. Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of the Company was held at the main office of Chesterfield Financial Corp., 10801 South Western Avenue, Chicago, Illinois, on Tuesday, November 18, 2003 at 12:00 noon local time, pursuant to due notice. According to the certified list of stockholders, which was presented at the Annual Meeting, there were 3,879,558 outstanding votes that were entitled to be cast at the Annual Meeting, of which 1,939,780 represented a majority. There were present at the Annual Meeting in person or by proxy the holders of 3,457,479 votes, said votes constituting a majority and more than a quorum of the outstanding votes entitled to be cast.

      Proposal No. 1 - Election of Directors

      Proposal No. 1 was for the election of Michael E. DeHaan and David M. Steadman, each to serve as directors for terms of three years and until their successors have been elected and qualified. There were 3,438,244 votes cast for election of Michael E. DeHaan and 3,438,095 votes cast for election of David M. Steadman. There are four directors continuing in office: Robert T. Mangan, Donald D. Walters, C.C. DeHaan, and Richard E. Urchell.

      Proposal No. 2 - Ratification of Crowe Chizek and Company LLC as Auditors

      Proposal No. 2 was for the appointment of Crowe Chizek and Company LLC to serve as auditors for the Company for the fiscal year ending June 30, 2004. There were 3,401,625 votes cast for ratification of the appointment of Crowe Chizek and Company LLC, 36,854 votes against, and 19,000 votes abstained.

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

      (a)   Exhibits

            31.1  Certification of Chief Executive Officer required by Rule 13a
                  - 14(a).

            31.2  Certification of Chief Financial Officer required by Rule 13a
                  - 14(a).

            32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

                  The Company filed Form 8-K on October 30, 2003, when it issued a press release regarding its earnings for the fiscal quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Chesterfield Financial Corp.


Dated: February 6, 2004             /s/ Michael E. DeHaan
                                    ---------------------------
                                    Michael E. DeHaan
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Dated: February 6, 2004             /s/ Karen M. Wirth
                                    --------------------
                                    Karen M. Wirth
                                    Treasurer
                                    (Principal Financial and Accounting Officer)