Form 10-Q
period 2004-03-31
CHESTERFIELD FINANCIAL CORP
filed 2004-05-07
CIK 1132515

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                Yes |X| No |_|

      There were 3,875,521 shares of the issuer's common stock, par value $.01, outstanding as of May 5, 2004.

================================================================================

                          CHESTERFIELD FINANCIAL CORP.
                                    FORM 10-Q

                                      Index

Part I.  Financial Information                                              Page
                                                                            ----

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of
         March 31, 2004 and June 30, 2003 (unaudited)                          3

         Consolidated Condensed Statements of Income for the three
         and nine months ended March 31, 2004 and 2003 (unaudited)             4

         Consolidated Condensed Statements of Stockholders' Equity
         for the nine months ended March 31, 2004 and 2003 (unaudited)         5

         Consolidated Condensed Statements of Cash Flows for the nine
         months ended March 31, 2004 and 2003 (unaudited)                      6

         Notes to Consolidated Condensed Financial Statements (unaudited)      7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                11

Item 3.  Quantitative and Qualitative Disclosures about Market Risks          15

Item 4.  Controls and Procedures                                              16

Part II.  Other Information

Item 1.   Legal Proceedings                                                   17

Item 2.   Changes in Securities                                               17

Item 3.   Defaults upon Senior Securities                                     17

Item 4.   Submission of Matters to a Vote of Security Holders                 17

Item 5.   Other Information                                                   17

Item 6.   Exhibits and Reports on Form 8-K                                    17

          Signature Page                                                      18
          Exhibits                                                            19

CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)
Dollars in thousands

                                                                                 March 31,         June 30,
Assets                                                                             2004              2003
-------------------------------------------------------------------------------------------------------------
Cash and due from financial institutions                                        $    11,734       $     8,843
Interest-bearing deposits                                                           109,228           127,994
Federal funds sold                                                                    5,900             4,800
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                           126,862           141,637
Securities available-for-sale                                                        38,362            26,822
Securities held to maturity, at amortized cost (approximate fair value of
     $26,351 at March 31, 2004 and $26,864 at June 30, 2003)                         25,723            26,117
Loans receivable, net of allowance for loan losses of $1,303 at
     March 31, 2004 and $1,304 at June 30, 2003                                     145,348           150,022
Federal Home Loan Bank stock                                                         19,504            18,563
Premises and equipment                                                                2,190             2,415
Goodwill                                                                                452               452
Accrued interest receivable and other assets                                          2,458             2,881
-------------------------------------------------------------------------------------------------------------

Total assets                                                                    $   360,899       $   368,909
=============================================================================================================

Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------------------

Liabilities

Deposits                                                                        $   279,482       $   282,175
Advance payments by borrowers for taxes and insurance                                 1,175             2,203
Accrued expenses and other liabilities                                                5,462            11,222
-------------------------------------------------------------------------------------------------------------

Total liabilities                                                                   286,119           295,600

Stockholders' equity

Preferred stock, $.01 par value per share, 1,000,000 shares authorized, no
     shares issued and outstanding                                                       --                --
Common stock, $.01 par value per share, 7,000,000 shares authorized;
     4,304,738 shares issued; 3,875,521 and 3,879,558 shares outstanding
     at March 31, 2004 and June 30, 2003                                                 43                43
Additional paid in capital                                                           42,692            42,399
Retained earnings                                                                    44,022            43,263
Unearned ESOP shares                                                                 (2,668)           (2,833)
Unearned RRP shares                                                                  (1,522)           (1,942)
Treasury stock, at cost                                                              (7,891)           (7,797)
Accumulated other comprehensive income                                                  104               176
-------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                           74,780            73,309
-------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                      $   360,899       $   368,909
=============================================================================================================

See accompanying notes to unaudited consolidated condensed financial statements.

CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)
Dollars in thousands, except per share data

                                                             Three months ended            Nine months ended
                                                                  March 31,                     March 31,
                                                          -------------------------------------------------------
                                                             2004           2003            2004           2003
-----------------------------------------------------------------------------------------------------------------
Interest income
Loans, including fees                                     $   2,232      $   2,657       $   6,910      $   8,343
Securities                                                      581            585           1,586          2,168
Interest-earning deposits                                       270            332             846          1,012
Federal Home Loan Bank stock dividends                          312            224             941            714
Other interest income                                            13             20              37             68
-----------------------------------------------------------------------------------------------------------------
Total interest income                                         3,408          3,818          10,320         12,305
Interest expense                                                942          1,285           3,006          4,417
-----------------------------------------------------------------------------------------------------------------
Net interest income before provision for loan losses          2,466          2,533           7,314          7,888
Provision for loan losses                                        --            (75)             --           (275)
-----------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses           2,466          2,608           7,314          8,163

Non-interest income

Insurance commissions                                           566            587           1,742          1,957
Service charges on deposit accounts                              66             67             210            205
Other                                                            21            (26)            118             45
-----------------------------------------------------------------------------------------------------------------
Total non-interest income                                       653            628           2,070          2,207

Non-interest expense

Salaries and employee benefits                                1,482          1,451           4,497          4,418
Occupancy                                                       201            199             595            594
Equipment                                                        97            110             304            346
Data processing                                                  99            118             292            286
Federal deposit insurance                                        33             33              97             99
Insurance agency bad debt expense                                 5             14              14            217
Other                                                           303            301           1,024            939
-----------------------------------------------------------------------------------------------------------------
Total non-interest expense                                    2,220          2,226           6,823          6,899
-----------------------------------------------------------------------------------------------------------------

Income before income taxes                                      899          1,010           2,561          3,471
Income tax expense                                              342            384             970          1,288
-----------------------------------------------------------------------------------------------------------------
Net income                                                $     557      $     626       $   1,591      $   2,183
-----------------------------------------------------------------------------------------------------------------
Basic earnings per share                                  $    0.16      $    0.18       $    0.45      $    0.62
-----------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                $    0.15      $    0.18       $    0.44      $    0.60
-----------------------------------------------------------------------------------------------------------------
Dividends per share                                       $    0.08      $    0.06       $    0.24      $    0.11
-----------------------------------------------------------------------------------------------------------------
Comprehensive income                                      $     666      $     558       $   1,519      $   2,233
-----------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated condensed financial statements.

CHESTERFIELD FINANCIAL CORP.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited) Nine months ended March 31, 2004 and 2003
Dollars in thousands


                                                   Additional               Unearned
                                         Common      Paid-in    Retained      ESOP
                                          Stock      Capital    Earnings     Shares
                                        --------------------------------------------
Balance at July 1, 2003                 $     43    $ 42,399    $ 43,263    $ (2,833)
Comprehensive income
  Net income                                                       1,591
  Unrealized loss on securities
   available-for-sale, net

  Total comprehensive income
Dividends paid                                                      (818)
Purchases of treasury stock
Amortization of vested RRP shares
Income tax benefit of RRP vesting                         84
ESOP shares committed to be released                     201                     159
                                        --------------------------------------------
Balance at March 31, 2004               $     43    $ 42,684    $ 44,022    $ (2,674)
                                        ============================================

Balance at July 1, 2002                 $     43    $ 42,153    $ 41,085    $ (3,056)
Comprehensive income
  Net income                                                                   2,183
  Unrealized gain on securities
   available-for-sale, net

  Total comprehensive income
Dividends paid                                             2        (381)          2
Purchases of treasury stock
Amortization of vested RRP shares
Income tax benefit of RRP vesting                         34
ESOP shares committed to be released                     150                     164
                                        --------------------------------------------
Balance at March 31, 2003               $     43    $ 42,339    $ 42,887    $ (2,890)
                                        ============================================

                                                                     Accumulated
                                          Unearned                      Other           Total
                                             RRP       Treasury     Comprehensive   Stockholders'
                                           Shares        Stock      Income (Loss)      Equity
                                          -------------------------------------------------------
Balance at July 1, 2003                   $ (1,942)    $ (7,797)       $    176       $ 73,309
Comprehensive income
  Net income                                                                             1,591
  Unrealized loss on securities
   available-for-sale, net                                                  (72)           (72)
                                                                                      --------
  Total comprehensive income                                                             1,519
Dividends paid                                                                            (818)
Purchases of treasury stock                                 (94)                           (94)
Amortization of vested RRP shares              420                                         420
Income tax benefit of RRP vesting                                                           84
ESOP shares committed to be released                                                       360
                                          ----------------------------------------------------
Balance at March 31, 2004                 $ (1,522)    $ (7,891)       $    104       $ 74,780
                                          ====================================================

Balance at July 1, 2002                   $ (2,496)    $ (1,167)       $    179       $ 76,741
Comprehensive income
  Net income                                                                             2,183
  Unrealized gain on securities
   available-for-sale, net                                                   50             50
                                                                                      --------
  Total comprehensive income                                                             2,233
Dividends paid                                                                            (377)
Purchases of treasury stock                              (6,277)                        (6,277)
Amortization of vested RRP shares              427                                         427
Income tax benefit of RRP vesting                                                           34
ESOP shares committed to be released                                                       314
                                          ----------------------------------------------------
Balance at March 31, 2003                 $ (2,069)    $ (7,444)       $    229       $ 73,095
                                          ====================================================

See accompanying notes to unaudited consolidated condensed financial statements.

CHESTERFIELD FINANCIAL CORP.
Consolidated Condensed Statements of Cash Flows (unaudited)
Dollars in thousands

                                                                                    Nine months ended
                                                                                         March 31,
---------------------------------------------------------------------------------------------------------
                                                                                     2004          2003
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                        $   1,591     $   2,183
Adjustments to reconcile net income to net cash from operating activities:
  Provision for loan losses                                                              --          (275)
  Provision for insurance agency bad debts                                               14           217
  Depreciation and amortization                                                         270           311
  Net amortization of securities                                                         36           (88)
  ESOP compensation expense                                                             360           314
  RRP compensation expense                                                              420           427
  Federal Home Loan Bank stock dividends                                               (941)         (714)
 Net change in:
   Deferred loan origination fees                                                       (65)           73
   Accrued interest receivable and other assets                                         410          (133)
   Accrued expenses and other liabilities                                              (502)          (99)
---------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                    1,593         2,216
---------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Activity in held-to-maturity securities:
   Maturities, calls and payments                                                    15,393        46,086
   Purchases                                                                        (20,138)      (39,879)
  Activity in available-for-sale securities:
   Payments                                                                           3,651         4,229
   Purchases                                                                        (15,335)       (5,199)
  Loan originations and payments, net                                                 4,739        14,968
  Additions to premises and equipment                                                   (45)         (237)
---------------------------------------------------------------------------------------------------------
Net cash from investing activities                                                  (11,735)       19,968
---------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net change in deposits                                                             (2,693)        4,911
  Net change in advance payments by borrowers for taxes and insurance                (1,028)       (1,194)
  Dividends paid                                                                       (818)         (377)
  Purchase of treasury stock                                                            (94)       (6,277)
---------------------------------------------------------------------------------------------------------
Net cash from financing activities                                                   (4,633)       (2,937)
---------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                             (14,775)       19,247
Cash and cash equivalents at beginning of period                                    141,637        94,726
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $ 126,862     $ 113,973
=========================================================================================================

See accompanying notes to unaudited consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements (unaudited)
--------------------------------------------------------------------------------

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three and nine months ended March 31, 2004 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 2004. Some items in the prior year financial statements were reclassified to conform to the current presentation.

Chesterfield Financial Corp. (the "Company") is a Delaware corporation that was organized in January 2001 at the direction of the Board of Directors of Chesterfield Federal Savings and Loan Association (the "Bank") for the purpose of owning all of the outstanding capital stock of the Bank following the completion of the Bank's mutual-to-stock conversion. The Company offered for sale 4,304,738 shares of its outstanding common stock in a public offering to eligible depositors and members of the general public (the "Offering"), which was completed on May 2, 2001. The accompanying unaudited consolidated condensed financial statements for the three and nine months ended March 31, 2004 and 2003 represent the accounts of the Company, the Bank and its wholly owned subsidiary, Chesterfield Insurance Services, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The Company uses the intrinsic method of accounting for the compensation effect of stock options described in Accounting Principles Board Opinion ("APBO") No.
25. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if compensation expense was measured using the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123 in the interim financial statements for the three and nine-month periods ended March 31, 2004 and 2003:

                                                Three months ended        Nine months ended
                                                     March 31,                March 31,
                                              ------------------------------------------------
                                                 2004        2003         2004          2003
                                              ------------------------------------------------
Net income as reported                        $     557    $     626    $   1,591    $   2,183
Pro forma net income                                451          518        1,270        1,853

Basic earnings per share as reported          $    0.16    $    0.18    $    0.45    $    0.62
Pro forma basic earnings per share                 0.13         0.15         0.36         0.52

Diluted earnings per share as reported        $    0.15    $    0.18    $    0.44    $    0.60
Pro forma diluted earnings per share               0.12         0.15         0.35         0.51

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

Notes to Consolidated Condensed Financial Statements (unaudited)
--------------------------------------------------------------------------------

under regulatory accounting purposes. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets and of tangible capital to average assets. As of March 31, 2004, the Bank met the capital adequacy requirements to which it is subject. The Bank's tangible equity ratio at March 31, 2004 was 17.70%. The Tier 1 capital ratio was 17.70%, the Tier 1 risk-based ratio was 48.64%, and the total risk-based capital ratio was 49.61%.

The most recent notification from the federal banking agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that have changed the Bank's category.

Note 3 - Commitments and Contingencies

At March 31, 2004, the Company had outstanding commitments to make loans of $801,000 and unused lines of credit outstanding of $19.0 million. At June 30, 2003, the Bank had outstanding commitments to make loans of $7.2 million and unused lines of credit outstanding of $19.8 million.

Note 4 - Earnings Per Share

Basic earnings per share for the three months ended March 31, 2004 and 2003 was computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, which were 3,509,294 and 3,475,006, respectively. Basic earnings per share for the nine months ended March 31, 2004 and 2003 was computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, which were 3,497,918 and 3,540,247, respectively. Unearned Employee Stock Ownership Plan ("ESOP") shares and unearned Recognition and Retention Plan ("RRP") shares are not considered outstanding for the calculation. Diluted earnings per share for the three months ended March 31, 2004 and 2003 was computed by dividing net income by the weighted average number of shares of common stock outstanding and additional shares issuable under stock option and stock grant plans for the period, which were 3,663,573 and 3,565,956, respectively. Diluted earnings per share for the nine months ended March 31, 2004 and 2003 was computed by dividing net income by the weighted average number of shares of common stock outstanding and additional shares issuable under stock option and stock grant plans for the period, which were 3,630,776 and 3,610,493, respectively.

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

Notes to Consolidated Condensed Financial Statements (unaudited)
--------------------------------------------------------------------------------

Dollars in thousands                                 Nine months ended March 31, 2004
                                          ----------------------------------------------------
                                           Banking      Insurance
                                           Segment       Segment       Other      Consolidated
                                          ----------------------------------------------------
Net interest income                       $   7,220     $       4    $      90     $     7,314
Provision for loan losses                        --            --           --              --
Other revenue                                   424         1,777         (131)          2,070
Other expense                                 5,046         1,728          (49)          6,823
Income tax expense                              964            21           15             970
                                          ----------------------------------------------------
Segment profit                            $   1,634     $      32    $     (75)    $     1,591
                                          ====================================================

Depreciation                              $     213     $      57    $      --     $       270
Segment assets                            $ 360,801     $   1,836    $  (1,738)    $   360,899

                                                     Nine months ended March 31, 2003
                                          ----------------------------------------------------
                                           Banking      Insurance
                                           Segment       Segment       Other      Consolidated
                                          ----------------------------------------------------
Net interest income                       $   7,740     $       5    $     143     $     7,888
Provision for loan losses                      (275)           --           --            (275)
Other revenue                                   368         1,920          (81)          2,207
Other expense                                 4,962         1,917           20           6,899
Income tax expense                            1,266             3           19           1,288
                                          ----------------------------------------------------
Segment profit                            $   2,155     $       5    $      23     $     2,183
                                          ====================================================

Depreciation and amortization             $     239     $      72           --     $       311
Segment assets                            $ 362,541     $   1,920    $  (1,157)    $   363,304

Note 6 - New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which affects the accounting for certain freestanding financial instruments depending on the type of financial instrument. SFAS No. 150 affects the following types of freestanding financial instruments: (1) mandatory redeemable shares for which the issuer is obligated to purchase those shares; (2) obligations to repurchase the issuer's equity shares; and (3) certain obligations to issue a variable number of shares. SFAS No. 150 is effective for affected financial instruments issued or modified after May 31, 2003. For those issued prior to May 31, 2003, SFAS No. 150 is required to be applied for periods beginning after December 15, 2003. Management determined that the adoption of SFAS No. 150 would not have an effect on the Company's consolidated financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain variable interest entities ("VIE") in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, FIN 46 will apply in the first interim period or fiscal year beginning after September 15, 2003. Management determined that adoption of FIN 46 would not have an effect on the Company's consolidated financial statements.

In November 2003, the Emerging Issues Task Force ("EITF") issued consensus requirements concerning Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments relating to disclosures for investment securities and that require additional numerical an narrative disclosures for debt and marketable equity

Notes to Consolidated Condensed Financial Statements (unaudited)
--------------------------------------------------------------------------------

securities that have unrealized losses. The requirements applies to the Corporation for June 30, 2004 year-end disclosures. In March 2004, Issue 03-01 was expanded to include guidance on recognition and measurement of impairment losses. The additional guidance applies to reporting periods beginning after June 15, 2004. Management is reviewing the additional guidance that was recently issued, although they do not expect it to have a significant impact.

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

General

The Company's results of operations depend primarily on its net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and interest-earning deposits with other financial institutions, and the interest we pay on our interest-bearing liabilities, primarily savings accounts and time deposits. Provisions for loan losses, non-interest income, and non-interest expense also affect our results of operations. Non-interest income consists primarily of insurance commissions and service charges on deposit accounts. Non-interest expense consists primarily of salaries and employee benefits, occupancy, equipment, data processing and deposit insurance premiums. The Company's results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in market interest rates, governmental policies and actions of regulatory authorities.

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

Liquidity

The Company's and the Bank's liquidity management objective is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for expansion. Liquidity management addresses the ability to meet deposit withdrawals on demand or at contractual maturity, and to fund new loans and investments as opportunities arise. The Bank's primary sources of internally generated funds are principal and interest payments on loans receivable, cash flows generated from operations, and cash flows generated by investments. External sources of funds primarily consist of increases in deposits. Federal regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. At March 31, 2004, the Bank believes it was in compliance with Office of Thrift Supervision ("OTS") liquidity requirements.

The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, $1.6 million for the nine months ended March 31, 2004, consisted primarily of interest and dividends received less interest paid on deposits. Loan principal repayments exceeded originations by $4.7 million. Maturities, calls and repayments on securities totaled $19.0 million, while purchases of new securities amounted to $35.5 million. Net cash used by financing activities amounted to $4.6 million for the nine months ended March 31, 2004, and included a $2.7 million net decrease in deposits.

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

At March 31, 2004, the Bank had outstanding commitments to make loans of $801,000 and unused lines of credit outstanding of $19.0 million. Management anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit scheduled to mature in one year or less from March 31, 2004 totaled $147.5 million. Consistent with historical experience, management believes that a significant portion of such deposits will remain with the Bank, and that their maturity and repricing will not have a material adverse impact on the operating results of the Bank.

Changes in Financial Condition

At March 31, 2004, total assets were $360.9 million, down $8.0 million, or 2.2%, from $368.9 million at June 30, 2003. Cash and cash equivalents decreased $14.8 million, or 10.4%, to $126.9 million at March 31, 2004, compared to $141.6 million at June 30, 2003. Loans receivable at March 31, 2004, were $145.3 million, down $4.7 million, or 3.1%, from $150.0 million at June 30, 2003. Total deposits at March 31, 2004 were $279.5 million, down $2.7 million, or 1.0%, from $282.2 million at June 30, 2003.

Total stockholders' equity as of March 31, 2004 was $74.8 million, or 20.7% of total assets, compared to $73.3 million, or 19.9% of total assets at June 30, 2003. At March 31, 2004, there were 3,875,521 shares outstanding with a book value of $19.30 per share, compared to 3,879,558 shares with a book value of $18.90 per share at June 30, 2003. On April 20, 2004, the Board of Directors of the Company declared a dividend of $0.08 per share to be paid on June 1, 2004 to stockholders of record on May 14, 2004.

Asset Quality

The Company's non-performing loans were $378,000, or 0.26% of loans receivable as of March 31, 2004, compared to $258,000, or 0.17% of loans receivable as of June 30, 2003. The $1.3 million allowance for losses on loans to loans receivable was 0.90% as of March 31, 2004, compared to 0.87% as of June 30, 2003

Comparison of Operating Results for the Quarters Ended March 31, 2004 and 2003

General. Net income for the quarter ended March 31, 2004 was $557,000, or $0.15 diluted earnings per share, compared to net income of $626,000, or $0.18 diluted earnings per share for the quarter ended March 31, 2003. The Company's return on average assets for the quarter ended March 31, 2004, was 0.61%, compared to 0.69% for the quarter ended March 31, 2003. Return on average equity for the current quarter was 3.03%, compared to 3.48% for the same quarter last year.

Interest Income. Total interest income decreased by $410,000, or 10.7%, to $3.4 million for the quarter ended March 31, 2004, from $3.8 million for the quarter ended March 31, 2003. A decrease in yield on interest-earning assets to 3.94%, from 4.41% for the same quarter last year, and a change in the mix of interest-earning assets caused the decline in interest income. The average balance of securities for the quarter ended March 31, 2004, increased $19.5 million compared to the average balance for the quarter ended March 31, 2003, while the average balances of loans and of interest-earning deposits decreased $9.8 million and $11.4 million, respectively.

Interest Expense. Interest expense on deposits decreased by $343,000, or 26.7%, to $942,000 for the quarter ended March 31, 2004, from $1.3 million for the same period in 2003. The decrease was primarily attributable to reductions in deposit rates paid, with the average cost of funds decreasing to 1.34% for the current period, from 1.83% for the same period last year, and a shift of $6.4 million in average balances from time deposits to regular savings and transaction accounts.

Net Interest Income. Net interest income decreased by $67,000, or 2.6%, to $2.47 million for the quarter ended March 31, 2004, from $2.53 million for the same period in 2003. The net interest rate spread increased two basis points, to 2.60% in 2004, from 2.58% in 2003, while the net interest margin decreased seven basis points, to 2.85% in 2004, from 2.92% in 2003. The ratio of average interest-earning assets to average interest-bearing liabilities was 123.0% in 2004,

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

compared to 123.5% in 2003.

Non-interest Income. Non-interest income increased $25,000, or 4.0%, to $653,000 for the quarter ended March 31, 2004, from $628,000 for the same period in 2003. Insurance commissions generated by the Company's insurance subsidiary decreased $21,000, or 3.6%, to $566,000 in 2004, compared to $587,000 in 2003. Other income of $21,000 for the quarter ended March 31, 2004, includes a $14,000 loss on the Company's equity investment in a community development company. For the quarter ended March 31, 2003 other non-interest income (which is reported as a loss of $26,000 for the quarter) included a $78,000 loss on the same equity investment.

Non-interest Expense. Total non-interest expense remained approximately the same at $2.2 million for the quarters ended March 31, 2004 and 2003. The annualized ratio of non-interest expense to average assets was 2.45% in 2004, compared to 2.47% in 2003, and the Company's efficiency ratio was 71.2% for the current quarter, compared to 70.4% for the same period last year.

Provision for Income Taxes. The provision for income taxes of $342,000 for the quarter ended March 31, 2004, resulted in an effective tax rate of 38.0%, compared to a provision of $384,000 and a 38.0% effective tax rate for the same quarter last year.

Comparison of Operating Results for the Nine Months Ended March 31, 2004 and
2003

General. Net income for the nine months ended March 31, 2004, was $1.6 million, or $0.44 diluted earnings per share, compared to net income of $2.2 million, or $0.60 diluted earnings per share for the nine months ended March 31, 2003. The Company's return on average assets for the nine months ended March 31, 2004, was 0.58%, compared to 0.81% for the same period last year. Return on average equity for the nine months was 2.89%, compared to 4.02% for the same period last year.

Interest Income. Total interest income decreased by $2.0 million, or 16.1%, to $10.3 million for the nine months ended March 31, 2004, from $12.3 million for the nine months ended March 31, 2003. A decrease in yield on interest-earning assets to 3.97% for the nine months ended March 31, 2004, from 4.74% for the same period last year, and a change in the mix of interest-earning assets caused the decline in interest income. The average balance of loans for the nine months ended March 31, 2004, decreased $15.7 million from the average balance of loans for the nine months ended March 31, 2003, while the average balance of interest-earning deposits and securities increased $14.5 million and $2.4 million, respectively.

Interest Expense. Interest expense on deposits decreased by $1.4 million, or 31.9%, to $3.0 million for the nine months ended March 31, 2004, from $4.4 million for the same period in 2003. The decrease was primarily attributable to reductions in deposit rates paid, with the average cost of funds decreasing to 1.42% for the current period, from 2.11% for the same period last year, offset to some extent by a $3.1 million increase in the average balances of deposit accounts.

Net Interest Income. Net interest income decreased by $574,000, or 7.3%, to $7.3 million for the nine months ended March 31, 2004, from $7.9 million for the same period in 2003. The net interest rate spread decreased eight basis points, to 2.55% in 2004, from 2.63% in 2003, while the net interest margin decreased 23 basis points, to 2.81% in 2004, from 3.04% in 2003. The ratio of average interest-earning assets to average interest-bearing liabilities was 123.0% for the nine months ended March 31, 2004, compared to 124.0% for the same period last year.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

quarter ended December 31, 2002, as a negative loan loss provision. A further review by management of the four remaining loans during the quarter ended March 31, 2003, indicated an additional $75,000 of the specific loan valuation reserve could be recovered. These loans, with principal balances of $196,000, or $171,000 net of the specific loan valuation reserve, remain on non-accrual status.

Non-interest Income. Non-interest income decreased $137,000, or 6.2%, to $2.1 million for the nine months ended March 31, 2004, from $2.2 million for the same period in 2003. Insurance commissions generated by the Company's insurance subsidiary decreased $215,000, or 11.0% to $1.7 million in 2004, compared to $2.0 million in 2003. The primary cause for this decrease was the loss of renewal commissions of more than $175,000 from a major client due to renewed competition and lower pricing in the condominium association insurance underwriting business. Other non-interest income of $118,000 for the nine months ended March 31, 2004, includes a $14,000 loss on the Company's equity investment in a community development company. A loss of $105,000 from this same equity investment was recognized for the nine months ended March 31, 2003.

Non-interest Expense. Total non-interest expense decreased $76,000, or 1.1%, to $6.8 million for the nine months ended March 31, 2004, from $6.9 million for the nine months ended March 31, 2003. Salaries and employee benefits increased $79,000, or 1.8%, to $4.5 million for the nine months ended March 31, 2004, compared to $4.4 million for 2003. The $79,000 increase in salaries and employee benefits included a $46,000 increase in ESOP expense attributed to the increased fair value of Company stock allocated to participants. The $203,000 decrease in insurance agency bad debt expense was primarily the result of a $194,000 provision for loss on an insurance premium receivable from a long-term commercial client of the Company's insurance agency subsidiary. Parent company administrative expenses increased by $46,000, or 54.1%, to $131,000 for the nine months ended March 31, 2004, compared to $85,000 for the same period last year. The annualized ratio of non-interest expense to average assets was 2.50% in 2004, compared to 2.55% in 2003, and the Company's efficiency ratio was 72.7% for 2004, compared to 68.3% for 2003.

Provision for Income Taxes. The provision for income taxes of $970,000 for the nine months ended March 31, 2004 resulted in an effective tax rate of 37.9%, compared to a provision of $1.3 million and a 37.1% effective tax rate for the same period last year.

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

The table below sets forth, as of December 31, 2003 (the most recent date available), the estimated changes in the Bank's NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve.

                                                                      Net Portfolio Value as a % of
                                 Net Portfolio Value                     Present Value of Assets
                       --------------------------------------        --------------------------------
    Change in
  Interest Rates       Estimated       Amount of                                            Percent
  (basis points)          NPV           Change        Percent        NPV Ratio              Change
-----------------------------------------------------------------------------------------------------
                              (in thousands)
     +300 bp            $ 64,046       $(13,167)        -17%           17.72%                -14%
     +200                 68,542         (8,671)        -11%           18.69%                 -9%
     +100                 73,103         (4,110)         -5%           19.65%                 -4%
        0                 77,213             --          --            20.49%                 --
     -100                 78,314          1,101           1%           20.67%                  1%
     -200                     --             --          --               --                  --
     -300                     --             --          --               --                  --
-----------------------------------------------------------------------------------------------------

For the December 31, 2003 reporting cycle the OTS suppressed all model outputs associated with the -300 and -200 basis point scenarios because of the abnormally low prevailing interest rate environment. The Company does not expect a material change when March 31, 2004 data becomes available.

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

Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  31.1 Certification of Chief Executive Officer required by Rule 13a - 14(a).

                  31.2 Certification of Chief Financial Officer required by Rule 13a - 14(a).

                  32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b)   Reports on Form 8-K

                        The Company filed Form 8-K on January 26, 2004, when it issued a press release regarding its earnings for the fiscal quarter ended December 31, 2003.

      s

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Chesterfield Financial Corp.


    Dated: May 7, 2004              /s/ Michael E. DeHaan
    ------------------              ------------------------
                                    Michael E. DeHaan
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


    Dated: May 7, 2004              /s/ Karen M. Wirth
    ------------------              -------------------
                                    Karen M. Wirth
                                    Treasurer
                                    (Principal Financial and Accounting Officer)