Form 10-K
period 2004-06-30
CHESTERFIELD FINANCIAL CORP
filed 2004-09-13
CIK 1132515

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                     For the Fiscal Year Ended June 30, 2004

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the transaction period from _______ to ________

                         Commission File Number: 0-32589

                          CHESTERFIELD FINANCIAL CORP.
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                  36-4441126
  (State or Other Jurisdiction           (I.R.S. Employer Identification Number)
of Incorporation or Organization)

    10801 South Western Avenue, Chicago, Illinois                 60643
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

YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant's Common Stock on the Nasdaq National Market on December 31, 2003 was approximately $75.9 million.

      As of August 31, 2004, there were issued and outstanding 3,875,521 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.    Proxy Statement for the 2004 Annual Meeting of Shareholders (Part III)

                                     PART I

ITEM 1. Business

Chesterfield Financial Corp.

      Chesterfield Financial Corp. ("Chesterfield Financial" or the "Corporation") was organized at the direction of the Board of Directors of Chesterfield Federal Savings and Loan Association of Chicago ("Chesterfield Federal" or "the Association") for the purpose of acting as the stock holding company of Chesterfield Federal. Chesterfield Financial's assets consist primarily of the outstanding capital stock of Chesterfield Federal and cash and investments of $7.0 million as of June 30, 2004, representing a portion of the net proceeds from Chesterfield Financial's stock offering completed May 2, 2001. At June 30, 2004, 3,875,521 shares of Chesterfield Financial's common stock, par value $0.01 per share, were outstanding. Chesterfield Financial's principal business is overseeing and directing the business of Chesterfield Federal and investing the net stock offering proceeds retained by it. At June 30, 2004, Chesterfield Financial had total consolidated assets of $362.2 million, total deposits of $280.1 million and shareholders' equity of $74.8 million.

      Chesterfield Financial's executive office is located at 10801 South Western Avenue, Chicago, Illinois 60643. Its telephone number is (773) 239-6000. Chesterfield's website (www.chesterfieldfed.com) contains a direct link to Chesterfield Financial's filings with the Securities and Exchange Commission, including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings. Copies may also be obtained, without charge, by written request to Richard E. Urchell, Vice President and Secretary, Chesterfield Financial Corp., 10801 South Western Avenue, Chicago, Illinois 60643.

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

      Chesterfield Federal's executive office is located at 10801 South Western Avenue, Chicago, Illinois 60643. Its telephone number is (773) 239-6000.

Recent Developments

      On June 5, 2004, the Corporation announced that it has entered into an Agreement and Plan of Merger (the "Agreement") with MAF Bancorp, Inc. ("MAF"). Under the terms of the Agreement, the Corporation will be acquired by MAF in a stock and cash transaction valued at approximately $128.5 million. Pursuant to the Agreement, MAF will purchase each share of common stock of the Company for a fixed price of $31.50, payable 65% in cash and 35% in shares of MAF common stock. MAF has the option, subject to the consent of the Corporation, to substitute additional cash consideration in lieu of shares of MAF common stock. The merger is subject to customary conditions, including, among others, approval by the Corporation's stockholders and applicable regulatory authorities. For additional information about the merger, please refer to Amendment No. 1 to the Form S-4 Registration Statement of MAF, as filed with the SEC on August 23, 2004.

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

Competition

      We face significant competition in both originating loans and attracting deposits. The Chicago metropolitan area has a high concentration of financial institutions, most of which are significantly larger institutions that have greater financial resources than we do and all of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies, and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks, and credit unions. We face additional competition for deposits from non-depository competitors such as mutual funds, securities and brokerage firms, and insurance companies. The Gramm-Leach-Bliley Act, which permits affiliation among banks, securities firms, and insurance companies, has increased the competitive environment in which we conduct business.

Lending Activities

      General. Our loan portfolio is comprised mainly of one-to-four-family residential real estate loans. The vast majority of these loans have fixed rates of interest. In addition to one-to-four-family residential real estate loans, our loan portfolio consists primarily of home equity lines of credit, multi-family residential loans, and consumer loans. At June 30, 2004, our loans totaled $148.7 million, of which $129.8 million, or 87.3%, were secured by one-to-four-family residential real estate; $5.2 million, or 3.5%, were secured by multi-family residential real estate; $11.9 million, or 8.0%, were home equity lines of credit; and $1.8 million, or 1.2%, were consumer loans.

      Loan Portfolio Composition. The following table shows the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees, and allowances for losses) as of the dates indicated.

                                                                             At June 30,
                                   ------------------------------------------------------------------------------------------------
                                         2004               2003                2002                 2001                2000
                                   ----------------    ----------------    ----------------     ---------------     ---------------
                                   Amount   Percent    Amount   Percent    Amount   Percent     Amount  Percent     Amount  Percent
                                   ------   -------    ------   -------    ------   -------     ------  -------     ------  -------
                                                                       (Dollars in Thousands)
Real Estate Loans:
One-to-four-family .............  $129,762     87.3%  $134,371     87.7%  $153,843     88.8%   $147,865    88.8%   $140,120    87.7%
Home equity ....................    11,944      8.0     12,415      8.1     11,559      6.7      10,521     6.3      11,002     6.9
Multi-family and other .........     5,226      3.5      4,318      2.8      5,175      3.0       5,073     3.0       5,693     3.5
                                  --------   ------   --------   ------   --------   ------    --------  ------    --------  ------
     Total real estate loans ...   146,932     98.8    151,104     98.6    170,577     98.5     163,459    98.1     156,815    98.1
                                  --------   ------   --------   ------   --------   ------    --------  ------    --------  ------

Other Loans:
Consumer loans:
  Loans on deposits ............       714      0.5        896      0.6      1,016      0.6       1,180     0.7       1,161     0.7
  Automobile, stock secured,
    second mortgages and other .     1,070      0.7      1,263      0.8      1,605      0.9       1,975     1.2       1,842     1.2
                                  --------   ------   --------   ------   --------   ------    --------  ------    --------  ------
      Total consumer loans .....     1,784      1.2      2,159      1.4      2,621      1.5       3,155     1.9       3,003     1.9
                                  --------   ------   --------   ------   --------   ------    --------  ------    --------  ------

     Total loans ...............   148,716    100.0%   153,263    100.0%   173,198    100.0%    166,614   100.0%    159,818   100.0%
                                             ======              ======              ======              ======              ======

Less:
 Undisbursed portion of loans
   in process...................     1,576               1,357               1,242                3,364                 480
 Unearned discounts and
   deferred loan fees...........       480                 580                 499                  474                 554
 Allowance for loan losses......     1,303               1,304               1,576                1,573               1,508
                                  --------            --------            --------             --------            --------

 Total loans receivable, net....  $145,357            $150,022            $169,881             $161,203            $157,276
                                  ========            ========            ========             ========            ========

      Loan Contractual Terms to Maturity. The following table sets forth certain information as of June 30, 2004, regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity. The amounts shown represent outstanding principal balances and are not adjusted for premiums, discounts, reserves, and unearned fees. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                        Over 1       Over 5       Beyond
                                            Within     Year to 5   Years to 10      10
                                            1 Year       Years        Years        Years        Total
                                           -------     ---------   -----------    -------      --------
                                                                  (In Thousands)
Real estate loans:
  One-to-four-family ................      $ 8,483      $34,719      $31,851      $54,710      $129,762
  Home equity, multi-family and other        2,578        8,151        4,831        1,609        17,170
  Consumer loans ....................          652          701          302          129         1,784
                                           -------      -------      -------      -------      --------

Total loans receivable ..............      $11,713      $43,571      $36,984      $56,448      $148,716
                                           =======      =======      =======      =======      ========

      The following table sets forth at June 30, 2004, the dollar amount of all fixed rate and adjustable rate loans due or repricing after June 30, 2005.

                                                    Fixed     Adjustable       Total
                                                  --------    ----------     --------
                                                             (In Thousands)
Real estate loans:
   One-to-four-family ........................    $120,845      $   434      $121,279
   Home equity, multi-family and other .......       4,869        9,723        14,592
    Consumer loans ...........................       1,132           --         1,132
                                                  --------      -------      --------

      Total ..................................    $126,846      $10,157      $137,003
                                                  ========      =======      ========

      One-to Four-Family Residential Real Estate Loans. We emphasize the origination of loans secured by first mortgage liens on one-to-four-family residential property. As of June 30, 2004, these loans totaled $129.8 million, or 87.3% of our total loan portfolio. We originate loans for retention in our portfolio, and we intend to continue to do so, as our residential mortgage loan documents contain provisions that are more favorable to borrowers than set forth in the seller/servicer guidelines of entities like Fannie Mae or Freddie Mac.

      We offer one-to-four-family residential mortgage loans with terms of 7, 10, 15, and 30 years. Of these loans, $129.3 million, or 99.6%, had fixed rates of interest and the remaining $473,000, or 0.4%, had adjustable rates of interest. All of our fixed-rate mortgage loans are fully amortized over the term of the loan. In an effort to increase our originations of shorter-term loans, we more aggressively price the interest rates on loans with terms of 7, 10, and 15 years than on 30-year loans.

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

      Home Equity Lines of Credit. We offer home equity lines of credit, the total of which amounted to $11.9 million, or 8.0% of our total loan portfolio as of June 30, 2004. Home equity lines of credit are generally made for owner-occupied homes and are secured by first or second mortgages on residences. We generally offer these loans with a maximum loan to appraised value ratio of 80% (including senior liens on the subject property). We currently offer these loans for periods of seven and ten years and at rates that are tied to the prime rate plus a margin we adjust from time to time.

      Multi-Family Loans. At June 30, 2004, $5.2 million, or 3.5% of our total loan portfolio, consisted of loans secured by multi-family real estate. As of that date, the average principal amount outstanding per multi-family loan was $209,000. We originate fixed-rate, multi-family real estate loans with amortization schedules of up to 20 years. We generally lend up to 70% of the property's appraised value. Appraised values are determined by our own in-house appraiser or independent appraisers that we designate. If deemed necessary, we obtain an environmental assessment from an independent engineering firm of any environmental risks that may be associated with a particular building or the site. In deciding to originate a multi-family loan, we review the creditworthiness of the borrower, the expected cash flows from the property securing the loan, the cash flow requirements of the borrower, the value of the property, and the quality of the management involved with the property. We generally obtain the personal guarantee of the principals when originating multi-family real estate loans.

      Multi-family real estate lending is generally considered to involve a higher degree of credit risk than one-to-four-family residential lending. Such lending may involve large loan balances concentrated on a single borrower or group of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the related real estate project. Consequently, the repayment of the loan may be subject to adverse conditions in the real estate market or the economy generally.

      Consumer Loans. We are authorized to make loans for a wide variety of personal and consumer purposes. As of June 30, 2004, consumer loans totaled $1.8 million, or 1.2% of our total loan portfolio. Our consumer loans consist primarily of home improvement loans and loans secured by deposit accounts, but we also offer automobile and stock secured and unsecured personal loans. Our procedure for underwriting consumer loans includes an assessment of the applicant's credit history and ability to meet existing obligations and payments of the proposed loan, as well as an evaluation of the value of the collateral security, if any. Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value, such as automobiles. In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining value often does not warrant further substantial collection efforts against the borrower.

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

                                                           For the Years Ended June 30,
                                                      --------------------------------------
                                                        2004           2003           2002
                                                      --------       --------        -------
                                                                  (In Thousands)
Originations by Type:
Adjustable rate:
 Real estate -
             - home equity ........................   $  8,921       $  8,571        $ 7,418
                                                      --------       --------        -------
      Total adjustable-rate .......................      8,921          8,571          7,418
                                                      --------       --------        -------
Fixed rate:
 Real estate -
             - one-to-four-family .................     38,485         32,674         30,738
             - multi-family and other .............      1,853            706          1,527
Non-real estate - consumer ........................        963          1,649          1,855
                                                      --------       --------        -------
      Total fixed-rate ............................     41,301         35,029         34,120
                                                      --------       --------        -------
      Total loans originated ......................     50,222         43,600         41,538
                                                      --------       --------        -------

Repayments:
 Principal repayments .............................     54,769         63,535         34,954
                                                      --------       --------        -------

Increase (decrease) in other items, net ...........       (118)            76          2,094
                                                      --------       --------        -------
      Net (decrease) increase .....................   $ (4,665)      $(19,859)       $ 8,678
                                                      ========       ========        =======

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

Asset Quality

      Delinquent Loans. The following table sets forth Chesterfield Federal's loan delinquencies by type, by amount, and by percentage of type at June 30, 2004. Loans delinquent for 90 days and over are considered non-accruing loans.

                                                  Loans Delinquent For
                                 -------------------------------------------------------
                                         60-89 Days               90 Days and Over            Total Delinquent Loans
                                 -------------------------   ---------------------------    --------------------------
                                                   Percent                       Percent                       Percent
                                                   of Loan                       of Loan                       of Loan
                                 Number  Amount   Category   Number   Amount    Category    Number  Amount    Category
                                 ------  ------   --------   ------   ------    --------    ------  ------    --------
                                                              (Dollars in Thousands)
Real Estate:
  One-to-four-family .........      2     $136      0.10%       6      $357       0.28%        8     $493       0.38%
  Home equity ................     --       --        --       --        --         --        --       --         --
  Multi-family and other .....     --       --                 --        --         --        --       --         --
                                                                                                                ----

Consumer .....................     --       --        --        1         3       0.17%        1        3       0.17%
                                 ----     ----      ----     ----      ----       ----      ----     ----       ----

     Total ...................      2     $136      0.09%       7      $360       0.24%        9     $496       0.33%
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

                                                                            At June 30,
                                                       ---------------------------------------------------
                                                       2004        2003         2002       2001       2000
                                                       ----        ----         ----      -----      -----
                                                                      (Dollars in Thousands)
Non-accruing loans:
  One-to-four family ..............................    $357        $258         $199      $   3      $  12
  Home equity .....................................      --          --           --         --         --
  Multi-family and other ..........................      --          --           23         --         --
  Consumer ........................................       3          --           --         --          1
                                                       ----        ----         ----      -----      -----
    Total .........................................     360         258          222          3         13
                                                       ----        ----         ----      -----      -----

Accruing loans delinquent more than 90 days .......      --          --           --         --         --
                                                       ----        ----         ----      -----      -----

Foreclosed assets .................................      --          --           --         --         --
                                                       ----        ----         ----      -----      -----

Total nonperforming assets ........................    $360        $258         $222      $   3      $  13
                                                       ====        ====         ====      =====      =====

Total as a percentage of total assets .............    0.10%       0.07%        0.06%        --%        --%
                                                       ====        ====         ====      =====      =====

      From August 1997 through December 1999, the Corporation originated $509,000 of community development loans (thirteen loans) to a real estate development company to acquire vacant lots and deteriorated buildings for future development. The Corporation has closely monitored these loans since origination and established specific valuation reserves on these loans through provisions for loan losses recorded in 1998, 1999, 2000, and 2001. During October 2002, nine of these parcels were sold and the entire principal balances of the related loans were recovered. The remaining loans, with principal balances of $196,000 at June 30, 2004, remain non-accrual loans.

      For the year ended June 30, 2004, the amount of additional gross interest income that would have been recorded had non-accruing loans been current in accordance with their original terms was immaterial.

      Troubled Debt Restructurings. A troubled debt restructuring occurs when we, for economic or legal reasons related to a borrower's financial difficulties, grant a concession to the borrower, either as a deferment or reduction of interest or principal, that we would not otherwise consider. We had no troubled debt restructurings as of June 30, 2004 and June 30, 2003.

      Real Estate Owned. Real estate owned consists of property acquired through formal foreclosure or by deed in lieu of foreclosure and is recorded at the lower of recorded investment or fair value. Write-downs from recorded investment to fair value that are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. We held no property that was classified as real estate owned as of June 30, 2004 and June 30, 2003.

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

      On the basis of management's review of our asset portfolio at June 30, 2004, we had classified $428,000 of our assets as substandard and none of our assets as special mention, doubtful or loss.

      Loan Concentrations. Chesterfield Federal has originated over 13 loans to a single customer that have an aggregate principal balance of $1.6 million as of June 30, 2004. These loans are collateralized by one-to-four-family residential properties, and repayment of the loans is highly dependant on the rental cash flow from these properties. These loans are currently performing in accordance with the terms of the loan agreements and have not been classified by management for regulatory purposes.

      Allowance for Loan Losses. The following table sets forth information regarding our allowance for loan losses and other ratios at or for the dates indicated.

                                                                             At or For the Years Ended June 30,
                                                                   --------------------------------------------------------
                                                                    2003         2002         2001        2000        2000
                                                                   ------      -------      -------      ------      ------
                                                                                   (Dollars in Thousands)
Balance at beginning of period ................................    $1,304      $ 1,576      $ 1,573      $1,508       1,432

Charge-offs:
  One-to-four family ..........................................        --           --           --          --          --
  Home equity .................................................        --           --           --          --          --
  Multi-family and other ......................................        --           --           --          --          --
  Consumer ....................................................         2           --           --           8           7
                                                                   ------      -------      -------      ------      ------
                                                                        2           --           --           8           7
                                                                   ------      -------      -------      ------      ------

 Recoveries ...................................................         1            3            3           1          --
                                                                   ------      -------      -------      ------      ------

 Net charge-offs (recoveries) .................................         1           (3)          (3)          7           7
 Additions charged to operations ..............................        --         (275)          --          72          83
                                                                   ------      -------      -------      ------      ------

 Balance at end of period .....................................    $1,303      $ 1,304      $ 1,576      $1,573      $1,508
                                                                   ======      =======      =======      ======      ======

 Allowance for loan losses to loans receivable, net, at end
 of period ....................................................      0.90%        0.87%        0.93%       0.98%       0.96%
                                                                   ======      =======      =======      ======      ======
 Ratio of net charge-offs during the period to average
 nonperforming loans ..........................................        --%          --%          --%      46.67%       9.72%
                                                                   ======      =======      =======      ======      ======

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

                                                                 At June 30,
                              ---------------------------------------------------------------------------------
                                               2004                                       2003
                              --------------------------------------     --------------------------------------
                                                             Percent                                    Percent
                                                            of Loans                                   of Loans
                                Amount         Loan         in Each        Amount         Loan          in Each
                               of Loan        Amounts       Category      of Loan        Amounts       Category
                                 Loss           By          To Total        Loss           By          To Total
                              Allowance      Category         Loans      Allowance      Category         Loans
                              ---------      --------       --------     ---------      --------       --------
                                                           (Dollars in Thousands)
Real Estate Loans:
   One-to-four family ...      $    341      $129,762          87.3%      $    340      $134,371          87.7%
   Home equity ..........            25        11,944           8.0             26        12,415           8.1
   Multi-family and other             4         5,226           3.5              4         4,318           2.8
   Consumer .............             7         1,784           1.2              8         2,159           1.4
   Unallocated ..........           926            --            --            926            --            --
                               --------      --------        ------       --------      --------        ------
   Total ................      $  1,303      $148,716         100.0%      $  1,304      $153,263         100.0%
                               ========      ========        ======       ========      ========        ======

                                                                             At June 30,
                            --------------------------------------------------------------------------------------------------------
                                             2002                                2001                               2000
                            -----------------------------------   --------------------------------   -------------------------------
                                                       Percent                             Percent                          Percent
                                                       of Loans                           of Loans                          of Loans
                              Amount         Loan      in Each     Amount        Loan     in Each      Amount       Loan     in Each
                             of Loan        Amounts    Category    of Loan      Amounts   Category    of Loan      Amounts  Category
                               Loss           By       To Total     Loss          By      To Total      Loss         By     To Total
                            Allowance      Category      Loans    Allowance    Category     Loans    Allowance    Category    Loans
                            ---------      --------    --------   ---------    --------   --------   ---------    --------  --------
Real Estate Loans:
 One-to-four-family ......   $    611      $153,843       88.8%    $    581    $147,865      88.8%    $    575    $140,120     87.7%
 Home equity .............         24        11,559        6.7           22      10,521       6.3           23      11,002      6.9
 Multi-family and other ..          4         5,175        3.0            4       5,073       3.0            5       5,693      3.5
 Consumer ................         11         2,621        1.5           15       3,155       1.9           14       3,003      1.9
 Unallocated .............        926            --         --          951          --        --          891          --       --
                              -------      --------     ------     --------    --------    ------     --------    --------   ------
   Total .................      1,576      $173,198      100.0%    $  1,573    $166,614     100.0%    $  1,508    $159,818    100.0%
                              =======      ========     ======     ========    ========    ======     ========    ========   ======

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

      Our securities are mainly composed of securities issued by the U.S. government and government agencies, although from time to time we make other investments as permitted by applicable laws and regulations. At June 30, 2004, the Corporation had an investment in a mutual fund, the AMF Adjustable-Rate Mortgage Fund, in the amount of $15.6 million, which represents approximately 22% of the Corporation's equity at June 30, 2004. Virtually all of the interest-bearing deposits with banks are on deposit with the Federal Home Loan Bank of Chicago in a 10-day notice and overnight account.

      The following table sets forth the composition of our securities, net of premiums and discounts, at the dates indicated.

                                                                                     At June 30,
                                                   --------------------------------------------------------------------------------
                                                             2004                        2003                         2002
                                                   ----------------------       ----------------------       ----------------------
                                                   Carrying         % of        Carrying        % of           Book           % of
                                                     Value         Total          Value         Total          Value         Total
                                                   --------      --------       --------      --------       --------      --------
                                                                                (Dollars in Thousands)
Securities available-for-sale:
  Mortgage-backed securities - FNMA, FHLMC, GNMA   $ 20,290          28.7%      $ 11,525          16.1%      $ 12,347          13.4%
  ARM Mutual fund                                    15,443          21.8         15,298          21.4          5,027           5.5
Securities held to maturity
  Federal agency obligations - FHLB                  15,000          21.0         25,000          35.0         55,000          59.6
  Mortgage-backed securities - Freddie Mac              208           0.3            695           0.9          2,035           2.2
  Tax increment allocation note                         392           0.6            421           0.6            448           0.5
FHLB stock                                           19,792          27.6         18,563          26.0         17,342          18.8
                                                   --------      --------       --------      --------       --------      --------

Total securities and FHLB stock                    $ 71,125         100.0%      $ 71,502         100.0%      $ 92,199         100.0%
                                                   ========      ========       ========      ========       ========      ========
Average remaining life of securities              2.6 years                    2.8 years                     3.2 years
Other interest-earning assets:
   Interest-bearing deposits with banks            $121,518          99.4%      $127,994          96.4%      $ 83,367          95.6%
   Federal funds sold                                   800           0.6          4,800           3.6          3,800           4.4
                                                   --------      --------       --------      --------       --------      --------

     Total                                         $122,318         100.0%      $132,794         100.0%      $ 87,167         100.0%
                                                   ========      ========       ========      ========       ========      ========

      Carrying Values, Yields, and Maturities. The following table sets forth the scheduled maturities, carrying values, market value and weighted average yields for our securities at June 30, 2004. Mortgage-backed securities, FHLB stock, and the mutual fund are only included in the total columns since these securities are not due at a single maturity date.

                                                                           At June 30, 2004
                                     -----------------------------------------------------------------------------------------------
                                       Less Than        1 to 5            5 to 10           Over
                                         1 Year          Years             Years          10 Years             Total Securities
                                     --------------  --------------   --------------   --------------  -----------------------------
                                     Carrying Value  Carrying Value   Carrying Value   Carrying Value  Carrying Value   Market Value
                                     --------------  --------------   --------------   --------------  --------------   ------------
                                                                          (Dollars in Thousands)
Federal agency obligations - FHLB ...    $   5,000      $  10,000        $      --        $      --       $   15,000     $  15,099
Tax increment allocation note .......           30            152              210               --              392           392
Mortgage-backed securities ..........           --             --               --               --           20,498        20,500
FHLB stock ..........................           --             --               --               --           19,792        19,792
Mutual fund .........................           --             --               --               --           15,443        15,443
                                         ---------      ---------        ---------        ---------       ----------     ---------

Total securities ....................    $   5,030      $  10,152        $     210        $      --       $   71,125     $  71,226
                                         =========      =========        =========        =========       ==========     =========

Weighted average yield...............         5.38%          3.82%           8.50%               --%            3.40%

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

      Deposit Activity. The following table sets forth Chesterfield Federal's deposit flows during the periods indicated.

                                               For the Years Ended June 30,
                                       -------------------------------------------
                                         2004              2003             2002
                                       ---------        ---------        ---------
                                                 (Dollars in Thousands)
Opening balance .....................  $ 282,175        $ 278,125        $ 260,658
Deposits ............................    324,549          325,373          326,470
Withdrawals .........................   (330,300)        (326,642)        (316,893)
Interest credited ...................      3,671            5,319            7,890
                                       ---------        ---------        ---------

Ending balance ......................  $ 280,095        $ 282,175        $ 278,125
                                       =========        =========        =========

Net increase (decrease) .............  $  (2,080)       $   4,050        $  17,467
                                       =========        =========        =========

Percent increase (decrease) .........       (0.7)%            1.5%             6.7%
                                       =========        =========        =========

      Deposit Accounts. The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered as of the dates indicated.

                                                                            At June 30,
                                        ----------------------------------------------------------------------------------
                                                  2004                          2003                         2002
                                        -----------------------       -----------------------       ----------------------
                                          Amount        Percent         Amount        Percent         Amount       Percent
                                        ----------      -------       ----------      -------       ----------     -------
                                                                       (Dollars in Thousands)
Transactions and Savings Deposits:

Passbook Savings 0.75% ...........      $   64,754         23.2%      $   61,402         21.8%      $   58,968        21.2%
NOW Accounts 0.50% ...............          32,783         11.7           30,016         10.6           28,258        10.2
Money Market Accounts
  0.50% - 0.75% ..................           9,914          3.5           10,702          3.8            9,806         3.5
                                        ----------      -------       ----------      -------       ----------     -------

Total non-certificates ...........         107,451         38.4          102,120         36.2           97,032        34.9
                                        ----------      -------       ----------      -------       ----------     -------

Time Deposits:

 0.00% - 1.99% ...................         141,311         50.5          128,246         45.5            1,080         0.4
 2.00% - 3.99% ...................          19,420          6.9           35,079         12.4          142,893        51.3
 4.00% - 5.99% ...................           8,945          3.2           13,837          4.9           31,928        11.5
 6.00% - 7.99% ...................           2,578          0.9            2,533          0.9            4,799         1.7
 8.00% - 9.99% ...................             390          0.1              360          0.1              393         0.1
                                        ----------      -------       ----------      -------       ----------     -------

Total time deposits ..............         172,644         61.6          180,055         63.8          181,093        65.0
                                        ----------      -------       ----------      -------       ----------     -------
Accrued interest .................              95           --              113           --              171         0.1
                                        ----------      -------       ----------      -------       ----------     -------
Total deposits, including
  accrued interest ...............      $  280,190        100.0%      $  282,288        100.0%      $  278,296       100.0%
                                        ==========      =======       ==========      =======       ==========     =======

      Time Deposit Maturity Schedule. The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of June 30, 2004.

                                                           Maturity Date
                    --------------------------------------------------------------------------------------
  Interest Rate     1 Year or Less   Over 1 to 2 Years   Over 2 to 3 Years    Over 3 Years        Total
------------------  --------------   -----------------   -----------------    ------------    ------------
                                                           (In Thousands)
0.00% - 1.99%.....    $   133,543       $     7,768         $        --        $        --    $   141,311
2.00% - 3.99%.....          9,342             3,220               1,274              5,584         19,420
4.00% - 5.99%.....          1,439             1,254               1,220              5,032          8,945
6.00% - 7.99%.....          1,152             1,224                  65                137          2,578
8.00% - 9.99%.....             --                --                  --                390            390
                      -----------       -----------         -----------        -----------    -----------

Total.............    $   145,476       $    13,466         $     2,559        $    11,143    $   172,644
                      ===========       ===========         ===========        ===========    ===========

      Large Certificates. The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of June 30, 2004.

                                                                  Maturity
                                        ----------------------------------------------------------
                                                            Over          Over
                                          3 Months         3 to 6        6 to 12          Over
                                          or Less          Months         Months        12 Months       Total
                                        -----------     -----------    -----------     -----------    ----------
                                                                      (In Thousands)
Time deposits less than $100,000....    $    74,608     $    11,023    $    13,616     $    20,542    $  119,789
Time deposits of $100,000 or more...         41,996           1,922          2,311           6,626        52,855
                                        -----------     -----------    -----------     -----------    ----------

Total time deposits.................    $   116,604     $    12,945    $    15,927     $    27,168    $  172,644
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

      Chesterfield Federal did not borrow any funds, including Federal Home Loan Bank advances, during the fiscal years ended June 30, 2004, 2003, and 2002.

Insurance Activities

      Chesterfield Insurance Services, L.L.C. ("Chesterfield Insurance") is a wholly owned service corporation subsidiary of Chesterfield Federal. Chesterfield Insurance offers property and casualty insurance on an agency basis for third-party providers. During the fiscal years ended June 30, 2004, 2003 and 2002, Chesterfield Insurance generated $2.2 million, $2.5 million, and $2.1 million, respectively, in insurance commissions and incurred operating expenses of $2.3 million, $2.4 million, and $2.1 million respectively. Chesterfield Insurance reported a loss of $71,600 (before income tax provisions) for the year ended June 30, 2004, and income of $23,100 and $10,200 for the years ended June 30, 2003 and 2002, respectively.

Employees

      At June 30, 2004, Chesterfield Federal had a total of 90 full-time and 16 part-time employees, including 21 employed full-time by Chesterfield Insurance, Chesterfield Federal's wholly owned subsidiary. Chesterfield Federal's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Risk Factors

      In addition to factors discussed in the description of the business of Chesterfield Financial and Chesterfield Federal and elsewhere in this report, the following are factors that could adversely affect our future results of operations and our financial condition.

      Changes in Interest Rates Could Hurt Our Profitability. To be profitable, we have to earn more money in interest and other income than we pay in interest and other expenses. The majority of our loan portfolio primarily consists of loans that mature in more than five years. At June 30, 2004, our deposit accounts consisted of time deposit accounts and demand deposits such as NOW accounts. Of our time deposits, $145.5 million, or 84.3% have remaining terms to maturity of one year or less. If interest rates rise, the amount of interest we pay on deposits is likely to increase more quickly than the amount of interest we receive on our loans and securities. This could cause our profits to decrease or could result in losses. If interest rates fall, many borrowers may refinance more quickly, while competitive factors may inhibit our ability to further lower interest rates on our deposit products. This could also cause our profits to decrease or could result in losses. For additional information on our exposure to interest rates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Management of Market Risk."

      Our Emphasis on Residential Real Estate Lending May Limit Our Growth and Profitability. Historically, we have emphasized one-to-four-family residential lending instead of commercial or consumer lending, and more recently, we have specifically emphasized the origination of shorter-term residential mortgage (7-, 10-, and 15-year) loans. As of June 30, 2004, $129.8 million, or 87.3%, of our total loan portfolio consisted of one-to-four-family residential real estate loans. The yields on residential mortgage loans are often less than the yields on other types of loans, and the yields on shorter-term mortgage loans are often less than the yields on 30-year mortgage loans. We intend to continue to emphasize shorter-term residential lending. Because of this emphasis, any asset growth we may experience may not be as fast as that of other financial institutions that focus on a broader range of loan products and our income may not grow as fast as other financial institutions that earn higher interest rates on longer-term or non-residential loans.

      Strong Competition Both Within Our Market Area and From Internet Banks May Limit Our Growth and Profitability. We conduct most of our business in Cook and Will Counties, Illinois. Competition in the banking and financial services industry in our market area is intense. Our profitability depends in large part on our continued ability to compete successfully. We compete with commercial banks, savings institutions, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms. In addition, we compete with internet banks, many of which are not located in our market area. Many competitors have substantially greater resources and lending limits than we do and offer certain services that we do not or cannot provide. This strong competition may limit our ability to grow in the future.

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

      Loans to One Borrower. Federal savings associations generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of June 30, 2004, Chesterfield Federal was in compliance with its loans-to-one-borrower limitations.

      Qualified Thrift Lender Test. As a federal savings association, Chesterfield Federal is required to satisfy a qualified thrift lender test whereby it must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" consisting primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill, and other intangible assets, and the value of property used to conduct business. A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of June 30, 2004, Chesterfield Federal maintained 69.84% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

      Community Reinvestment Act and Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Chesterfield Federal received a "satisfactory" Community Reinvestment Act rating under the current Community Reinvestment Act regulations in its most recent federal examination by the Office of Thrift Supervision.

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

      Chesterfield Federal's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans Chesterfield Federal may make to these persons based, in part, on Chesterfield Federal's capital position, and requires approval procedures to be followed. At June 30, 2004, Chesterfield Federal was in compliance with these regulations.

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

      The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At June 30, 2004 and 2003, Chesterfield Federal met each of its capital requirements.

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

Federal Home Loan Bank System

      Chesterfield Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. Chesterfield Federal, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of June 30, 2004, Chesterfield Federal was in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

Federal Reserve System

      The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At June 30, 2004, Chesterfield Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

The USA PATRIOT Act

      The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Certain provisions of the act impose affirmative obligations on a broad range of financial institutions, including savings associations like Chesterfield Federal. These obligations include enhanced anti-money laundering programs, customer identification programs and regulations relating to private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States).

      The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

Sarbanes-Oxley Act of 2002

      The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") provides for corporate governance, disclosure and accounting reforms intended to address corporate and accounting fraud. Sarbanes-Oxley established an accounting oversight board that enforces auditing, quality control and independence standards, and is funded by fees from all publicly-traded companies. Sarbanes-Oxley also places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time. Sarbanes-Oxley also requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under Sarbanes-Oxley, counsel will be required to report to the chief executive officer or chief legal officer of the company, evidence of a material violation of the securities laws or a breach of fiduciary duty by a company and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

      Under Sarbanes-Oxley, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restating a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in beneficial ownership in a company's securities within two business days of the change.

      Sarbanes-Oxley also increases the oversight of, and codifies certain requirements relating to, audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the public company. In addition, companies must disclose whether at least one member of the committee is an "audit committee financial expert" (as defined by Securities and Exchange Commission regulations) and if not, why the company does not have one. Under Sarbanes-Oxley, a company's registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. Sarbanes-Oxley prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. Sarbanes-Oxley requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

Although we have incurred additional expense in complying with the provisions of Sarbanes-Oxley and the resulting regulations, we do not expect that such compliance will have a material impact on our results of operations or financial condition.

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

TAXATION

Federal Taxation

      For federal income tax purposes, Chesterfield Financial and Chesterfield Federal file consolidated federal income tax returns on a calendar year basis using the accrual method of accounting.

      As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions that would require recapture of the pre-1988 tax bad debt reserve include redemption of Chesterfield Federal's stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At June 30, 2004, Chesterfield Federal had a balance of approximately $3.5 million of pre-1988 bad debt reserves. A deferred tax liability has not been provided on this amount, as management does not intend to make distributions in excess of earnings and profits, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

      The Internal Revenue Service has audited Chesterfield Federal's income tax returns through December 31, 1982.

State Taxation

      Illinois State Taxation. Chesterfield Financial is required to file Illinois income tax returns and pay tax at an effective tax rate of 7.18% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, the primary one of which is the exclusion of interest income on United States obligations. Chesterfield Financial is required to file an annual report with and pay an annual franchise tax to the State of Illinois.

      Delaware Taxation. As a Delaware holding company not earning income in Delaware, Chesterfield Financial is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2. Properties

Properties

      At June 30, 2004, Chesterfield Financial conducted its business from our main office at 10801 South Western Avenue, Chicago, Illinois. The following table sets forth certain information with respect to the offices of Chesterfield Federal at June 30, 2004.

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

10801 South Western Avenue           Owned           1965              N/A
Chicago, Illinois 60643

10701 South Western Avenue           Owned           1981              N/A
Chicago, Illinois 60643

10135 S. Roberts Road                Leased          1976              10/14/06
Palos Hills, Illinois 60465

22 West Lincoln Highway              Owned           1974              N/A
Frankfort, Illinois 60423

ITEM 3. Legal Proceedings

      Chesterfield Federal is involved, from time to time, as the plaintiff or defendant in various legal actions arising in the normal course of its business. At June 30, 2004, Chesterfield Federal was not involved in any material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders during the fourth quarter of the year under report.

PART II

ITEM 5. Market for Registrant's Common Equity, and Related Stockholder Matters

      Chesterfield Financial's common stock is quoted on the Nasdaq National Market under the symbol "CFSL." The Corporation's common stock was held by approximately 1,032 stockholders of record as of September 1, 2004, (excluding the number of persons or entities holding stock in street name through various brokerage firms), and is traded on the Nasdaq Stock Market under the symbol "CFSL".

      The following table sets forth market price and dividend information for the common stock for the fiscal years ended June 30, 2004 and 2003.

    Fiscal Year Ended                                         Cash Dividends
       June 30, 2004            High             Low             Declared
----------------------------------------------------------------------------

    Fourth quarter          $   31.25        $   26.27        $     0.08
    Third quarter           $   26.96        $   23.71        $     0.08
    Second quarter          $   25.40        $   22.38        $     0.08
    First quarter           $   23.15        $   21.01        $     0.08

    Fiscal Year Ended                                         Cash Dividends
       June 30, 2003            High             Low             Declared
----------------------------------------------------------------------------

    Fourth quarter          $   21.70        $   20.10        $      0.06
    Third quarter           $   20.95        $   19.80        $      0.06
    Second quarter          $   20.88        $   18.15        $      0.05
    First quarter           $   18.43        $   17.70        $        --

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

      Office of Thrift Supervision regulations impose limitations upon all "capital distributions" by savings institutions, including cash dividends, payments by a savings institution to repurchase or otherwise acquire its stock, payments to shareholders of another savings institution in a cash-out merger, and other distributions charged against capital. The regulations establish a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized or Tier 1 savings associations. As of June 30, 2004, the most recent notification categorized Chesterfield Federal as "well-capitalized." Accordingly, under the Office of Thrift Supervision capital distribution regulations, Chesterfield Federal would be permitted to pay, upon notice to the Office of Thrift Supervision, dividends during any calendar year up to 100 percent of its net income during that calendar year, plus its retained net income for the preceding two years. There were no repurchases of Chesterfield Financial's common stock, under a plan to repurchase equity securities, during the year ended June 30, 2004.

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

                                                                    At June 30,
                                        ------------------------------------------------------------------
                                          2004           2003           2002          2001          2000
                                        --------      ---------       --------      --------      --------
                                                                   (In Thousands)
Selected Financial Condition Data:

Total assets .....................      $362,241      $ 368,909       $363,340      $344,310      $305,480
Loans receivable, net ............       145,357        150,022        169,881       161,203       157,276
Interest-bearing deposits ........       121,518        127,994         83,367        60,816        59,933
Securities available-for-sale ....        35,733         26,822         17,374        13,405            --
Securities held-to-maturity ......        15,600         26,117         57,483        94,846        73,687
Deposits .........................       280,095        282,175        278,125       260,658       263,350
Shareholders' equity .............        74,775         73,309         76,741        76,553        35,155

                                                         For the Years Ended June 30,
                                        ------------------------------------------------------------------
                                          2004           2003           2002          2001          2000
                                        --------      ---------       --------      --------      --------
                                                                   (In Thousands)
Selected Operations Data:

Total interest income ............      $ 13,596      $  16,027       $ 19,047      $ 20,418      $ 19,563
Total interest expense ...........         3,946          5,620          8,102        11,005        10,746
                                        --------      ---------       --------      --------      --------
Net interest income ..............         9,650         10,407         10,945         9,413         8,817
Provision for loan losses ........            --           (275)            --            72            83
                                        --------      ---------       --------      --------      --------
Net interest income after
   provision for loan losses .....         9,650         10,682         10,945         9,341         8,734
Total noninterest income .........         2,614          2,841          2,475         2,278         2,140
Total noninterest expense ........         9,064          9,111          8,396         7,529         7,220
                                        --------      ---------       --------      --------      --------
Income before taxes ..............         3,200          4,412          5,024         4,090         3,654
Income tax provision .............         1,211          1,646          1,766         1,418         1,321
                                        --------      ---------       --------      --------      --------

Net income .......................      $  1,989      $   2,766       $  3,258      $  2,672      $  2,333
                                        ========      =========       ========      ========      ========

                                                                At or For the Years Ended June 30,
                                                 ---------------------------------------------------------------
                                                   2004          2003          2002          2001          2000
                                                 -------       -------       -------       -------       -------
Selected Financial Ratios and Other Data:

Performance Ratios:
  Return on average assets (1) ................     0.55%         0.77%         0.91%         0.81%         0.77%
  Return on average equity (2) ................     2.70          3.82          4.26          5.76          6.86
  Interest rate spread (3) ....................     2.54          2.61          2.52          2.39          2.56
  Net interest margin (4) .....................     2.80          3.00          3.16          2.95          3.01
  Ratio of noninterest expense to
    average total assets ......................     2.49          2.52          2.35          2.29          2.38
  Ratio of average interest-earning assets
    to average interest-bearing liabilities ...    122.4         123.8         127.3         116.6         112.3
  Efficiency ratio (5) ........................     73.9          68.8          62.6          64.4          65.9

Asset Quality Ratios:
  Nonperforming loans to total loans at
    end of period .............................     0.25          0.17          0.13            --          0.01
  Nonperforming assets to total assets at
    end of period .............................     0.10          0.07          0.06            --            --
  Allowance for loan losses to
    nonperforming loans .......................     3.62x         5.05x         7.10x       524.33x       116.00x
  Allowance for loan losses to
      loans receivable, net ...................     0.90%         0.87%         0.93%         0.98%         0.96%

Capital Ratios:
  Equity to total assets at end of period .....    20.64         19.87         21.12         22.23         11.51
  Average equity to average assets ............    20.22         20.03         21.38         13.06         11.21
  Dividend payout ratio (6) ...................    56.14         21.80            --            --           n/a

Per Share Data:
Basic earnings per share (6) ..................     0.57          0.78          0.84          0.10           n/a
Diluted earnings per share (6) ................     0.55          0.77          0.83          0.10           n/a
Cash dividends per share (6) ..................     0.32          0.17           --            --            n/a

Other Data:
  Number of offices ...........................        4             4             4             4             4

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

Summary of Critical Accounting Policies

      The Corporation's Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles and prevailing practices of the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as the information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies and accounting principles inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

      A summary of the Corporation's significant accounting policies is presented in Note 2 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this Management's Discussion and Analysis section, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management has identified the determination of the allowance for loan losses and the determination of the fair value of financial instruments as the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available.

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

      The fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. There is no ready market for a significant portion of the Corporation's financial instruments. Accordingly, fair values are based on various factors relative to expected loss experience, current economic conditions, risk characteristics, and other factors. The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment and, therefore, fair values cannot be determined with precision. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Business Strategy

      Our current business strategy is to operate as a well-capitalized, profitable, community-oriented savings and loan association dedicated to providing quality customer service. Generally, we have sought to implement this strategy by emphasizing deposits as the primary source of funds and maintaining a substantial portion of the assets in local residential first mortgage loans. Specifically, the business strategy incorporates the following elements: (1) emphasizing one-to-four-family residential real estate lending; (2) managing interest rate risk by emphasizing shorter-term mortgage loans and maintaining high levels of liquidity; (3) conducting our business as a community-oriented institution; and (4) maintaining asset quality and capital strength.

      Highlights of the business strategy are as follows:

      o Emphasizing One-to-four-Family Residential Real Estate Lending. Historically, we have emphasized one-to-four-family residential lending within our market area. As of June 30, 2004, $129.8 million, or 87.3% of our total loan portfolio, consisted of one-to-four-family residential real estate loans. During the year ended June 30, 2004, we originated $38.5 million of one-to-four-family residential real estate loans. Although the yields on residential mortgage loans are often less than the yields on other types of loans, we intend to continue to emphasize one-to-four-family lending because of our expertise with this type of lending and the relatively low delinquency rates on these loans compared to other loans.

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

      o Conducting Our Business as a Community-Oriented Institution. We are committed to meeting the financial needs of the communities in which we operate. We are large enough to provide a range of personal and business financial services, and yet are still small enough to provide these services on a personalized and efficient basis. We believe that we can be more effective in servicing our customers than many of our non-local competitors because of our ability to quickly and effectively provide senior management responses to customer needs and inquiries. Our ability to provide these services is enhanced by the stability of our senior management, which has an average tenure with us of over 34 years.

      o Maintaining Asset Quality and Capital Strength. Through our commitment to conservative loan underwriting guidelines and the emphasis on traditional residential mortgage loans, we have consistently experienced low levels of late payments and losses on loans. As of June 30, 2004, we had $360,000 of nonperforming assets, which represented 0.10% of total assets. In addition, we maintain our financial strength by maintaining high capital levels. At June 30, 2004, our ratio of shareholders' equity to assets was 20.6%.

Average Balance Sheet

      The following table presents for the years indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are calculated daily. Non-accruing loans have been included in the table as loans carrying a zero yield.

                                                                     For the Years Ended June 30,
                              -----------------------------------------------------------------------------------------------------
                                              2004                                2003                             2002
                              ---------------------------------   --------------------------------- -------------------------------
                                Average     Interest                Average     Interest               Average   Interest
                              Outstanding    Earned/              Outstanding    Earned/            Outstanding  Earned/
                                Balance       Paid    Yield/Rate    Balance       Paid   Yield/Rate    Balance     Paid   Yield/Rate
                              -----------   --------  ----------  -----------   -------- ---------- -----------  -------- ----------
                                                                       (Dollars in Thousands)
Interest-earning assets:
 Loans receivable (1) ........  $146,351    $  9,088       6.21%    $160,125    $ 10,894     6.80%    $164,146   $ 11,794     7.19%
 Securities ..................    63,702       2,078       3.26       59,380       2,677     4.51       87,618      4,721     5.39
 Interest-bearing deposits ...   111,952       1,161       1.04      103,514       1,364     1.32       75,455      1,628     2.16
 Other .......................    22,756       1,269       5.58       23,704       1,092     4.61       19,157        904     4.72
                                --------    --------    -------     --------    --------   ------     --------   --------   ------
  Total interest-earning
    assets (1) ...............   344,761      13,596       3.94      346,723      16,027     4.62      346,376     19,047     5.50
                                --------    --------    -------     --------    --------   ------     --------   --------   ------

Interest-bearing liabilities:
 Passbook savings ............    62,828         476       0.76       59,435         720     1.21       54,370      1,045     1.92
 NOW accounts ................    32,297         266       0.82       28,695         296     1.03       25,611        338     1.32
 Money market accounts .......    10,451          79       0.76       10,704         131     1.22        9,500        174     1.83
 Time deposits ...............   176,188       3,125       1.77      181,278       4,473     2.47      182,551      6,545     3.59
                                --------    --------    -------     --------    --------   ------     --------   --------   ------
  Total interest-bearing
     liabilities .............   281,764       3,946       1.40      280,112       5,620     2.01      272,032      8,102     2.98
                                --------    --------    -------     --------    --------   ------     --------   --------   ------
Net interest income...........              $  9,650                            $ 10,407                         $ 10,945
                                            ========                            ========                         ========
Net interest rate spread......                             2.54%                             2.61%                            2.52%
                                                        =======                            ======                           ======
Net earning assets............  $ 62,997                            $ 66,611                          $ 74,344
                                ========                            ========                          ========
Net yield on average
   interest-earning assets....                             2.80%                             3.00%                            3.16%
Average interest-earning
 assets to average interest-
 bearing liabilities..........     122.4%                              123.8%                            127.3%

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

                                                                 For the Years Ended June 30,
                                          ------------------------------------------------------------------------------
                                                     2004 vs. 2003                              2003 vs. 2002
                                          -----------------------------------      -------------------------------------
                                          Increase/(Decrease)                        Increase/(Decrease)
                                                Due to               Total                 Due to                Total
                                          --------------------      Increase       ---------------------       Increase
                                          Volume         Rate      (Decrease)       Volume         Rate       (Decrease)
                                          ------       -------     ----------      -------       -------      ----------
                                                                         (In Thousands)
Interest-earning assets:
 Loans receivable ......................   $(978)      $  (828)      $(1,806)      $  (294)      $  (606)      $  (900)
 Securities ............................     184          (783)         (599)       (1,686)         (358)       (2,044)
 Interest-bearing deposits .............     105          (308)         (203)          490          (754)         (264)
 Other .................................      36           141           177           203           (15)          188
                                           -----       -------       -------       -------       -------       -------
   Total interest-earning assets .......   $(653)      $(1,778)      $(2,431)      $(1,287)      $(1,733)      $(3,020)
                                           =====       =======       =======       =======       =======       =======

Interest-bearing liabilities:
 Passbook savings ......................   $  39       $  (283)      $  (244)      $    90       $  (415)      $  (325)
 NOW accounts ..........................      34           (64)          (30)           38           (80)          (42)
 Money market accounts .................      (3)          (49)          (52)           20           (63)          (43)
 Time deposits .........................    (129)       (1,219)       (1,348)          (46)       (2,026)       (2,072)
                                           -----       -------       -------       -------       -------       -------

   Total interest-bearing liabilities ..   $ (59)      $(1,615)       (1,674)      $   102       $(2,584)       (2,482)
                                           =====       =======       =======       =======       =======       =======

Net interest income.....................                             $  (757)                                  $  (538)
                                                                     =======                                   =======

Comparison of Financial Condition at June 30, 2004 and 2003

      At June 30, 2004, total assets were $362.2 million, a decrease of $6.7 million, or 1.8%, compared to $368.9 million at June 30, 2003. Loans receivable at June 30, 2004 were $145.4 million, down $4.7 million, or 3.1%, compared to $150.0 million at June 30, 2003, as principal repayments of $54.9 million exceeded loan originations of $50.2 million during fiscal 2004. The Corporation was not aggressive in pricing mortgage loan products in this historically low interest-rate environment, which caused loan prepayments to exceed loan originations in fiscal 2004. The Corporation's nonperforming loans were $360,000, or 0.25% of loans receivable, as of June 30, 2004, compared to $258,000, or 0.17% of loans receivable, as of June 30, 2003. The $1.3 million allowance for losses on loans was 0.90% of loans receivable as of June 30, 2004, compared to 0.87% as of June 30, 2003.

      Total deposits at June 30, 2004, were $280.1 million, down $2.1 million, or 0.7%, compared to $282.2 million at June 30, 2003. Passbook savings accounts and NOW and money market accounts increased $5.3 million, or 5.2%, to $107.5 million at June 30, 2004, compared to $102.1 million at June 30, 2003. Time deposits decreased $7.4 million, or 4.1%, to $172.6 million at June 30, 2004, from $180.1 million at June 30, 2003. Accrued expenses and other liabilities decreased $5.8 million in fiscal 2004, primarily due to settlement of a $5.1 million securities purchase pending on June 30, 2003.

      Total shareholders' equity as of June 30, 2004 was $74.8 million, or 20.6% of total assets, compared to $73.3 million, or 19.9% of total assets, at June 30, 2003. At June 30, 2004, there were 3,875,521 common shares outstanding with a book value of $19.29 per share, compared to 3,879,558 shares with a book value of $18.90 per share at June 30, 2003.

Comparison of Operating Results for the Years Ended June 30, 2004 and 2003

      General. Net income for the year ended June 30, 2004 was $2.0 million, or $0.55 diluted earnings per share, compared to net income of $2.8 million, or $0.77 diluted earnings per share, for the year ended June 30, 2003. The Corporation's return on average assets for the year ended June 30, 2004 was 0.55%, compared to 0.77% for the same period last year. Return on average equity for the 2004 fiscal year was 2.70%, compared to 3.82% for the prior fiscal year.

      Total Interest Income. Total interest income decreased by $2.4 million, or 15.2%, to $13.6 million for the year ended June 30, 2004, from $16.0 million for the year ended June 30, 2003. A decrease in yield on interest-earning assets to 3.94% for the year ended June 30, 2004, from 4.62% for the prior fiscal year, and a $13.8 million decrease in the average balance of loans receivable contributed the decline in interest income. The average balance of securities for the year ended June 30, 2004, increased $4.3 million from the average balance for the year ended June 30, 2003, while the average balance of interest-earning deposits and federal funds sold increased $6.2 million.

      Interest Expense. Interest expense on deposits decreased by $1.7 million, or 29.8%, to $3.9 million for the year ended June 30, 2004, from $5.6 million for the same period in 2003. The decrease was primarily attributable to reductions in deposit rates paid, with the average cost of funds decreasing to 1.40% for the current year, from 2.01% for the prior year.

      Net Interest Income. Net interest income decreased by $757,000, or 7.3%, to $9.7 million for the year ended June 30, 2004, from $10.4 million for fiscal 2003. The net interest rate spread decreased 7 basis points, to 2.54% in 2004, from 2.61% in 2003, while the net interest margin decreased 20 basis points, to 2.80% in 2004, from 3.00% in 2003. The ratio of average interest-earning assets to average interest-bearing liabilities was 122.4% for the year ended June 30, 2004, compared to 123.8% for the same period last year.

      Noninterest Income. Noninterest income decreased $227,000, or 8.0%, to $2.6 million for the year ended June 30, 2004, from $2.8 million for the prior fiscal year. Insurance commissions generated by the Association's insurance subsidiary, Chesterfield Insurance, decreased $300,000, or 12.1%, to $2.2 million in 2004, compared to $2.5 million in 2003. The primary cause for this decrease was the loss of renewal commissions due to renewed competition and lower pricing in the commercial and condominium association insurance underwriting business. Other noninterest income increased $69,000, or 78.4%, to $157,000 for the year ended June 30, 2004, compared to $88,000 for the year ended June 30, 2003. During 2004 other noninterest income was offset by a $14,000 loss on the Company's equity investment in a community development project. During 2003 this same project had a $105,000 loss offsetting other noninterest income.

      Noninterest Expense. Total noninterest expense decreased $47,000, or 0.5%, to $9.1 million for the years ended June 30, 2004, and 2003. Salaries and employee benefits increased $147,000, or 2.5%, and included an $82,000 increase in ESOP expense due to the increased fair value of shares of Company stock released to participants.

      Insurance agency bad debt expense decreased $184,000, to $18,000 in fiscal 2004, compared to $202,000 in fiscal 2003, primarily as the result of a $194,000 provision for loss on an insurance premium receivable from a long term commercial client made in 2003.

      Other miscellaneous expenses increased $38,000, or 3.0%, to $1.3 million for the years ended June 30, 2004 and 2003. The annualized ratio of noninterest expense to average assets was 2.49% in 2004, compared to 2.52% in 2003, and the Corporation's efficiency ratio was 73.9% for 2004, compared to 68.8% for 2003.

      Provision for Income Taxes. The provision for income taxes of $1.2 million for the year ended June 30, 2004 resulted in an effective tax rate of 37.9%, compared to a provision of $1.6 million and a 37.3% effective tax rate for the prior fiscal year.

Comparison of Operating Results for the Years Ended June 30, 2003 and 2002

      General. Net income for the year ended June 30, 2003 was $2.8 million, or $0.77 diluted earnings per share, compared to net income of $3.3 million, or $0.83 diluted earnings per share, for the year ended June 30, 2002. The Corporation's return on average assets for the year ended June 30, 2003 was 0.77%, compared to 0.91% for the prior fiscal year. Return on average equity for the 2003 fiscal year was 3.82%, compared to 4.26% for the prior fiscal year.

      Total Interest Income. Total interest income decreased by $3.0 million, or 15.9%, to $16.0 million for the year ended June 30, 2003, from $19.0 million for the year ended June 30, 2002. A decrease in yield on interest-earning assets to 4.62% for the year ended June 30, 2003, from 5.50% for the prior fiscal year, and a change in the mix of interest-earning assets favoring shorter term, lower yielding interest-earning deposits, caused the decline in interest income. Management chose not to commit funds to intermediate-term investments, given the existing low level of interest rates. The average balance of securities for the year ended June 30, 2003 decreased $28.2 million from the average balance for the year ended June 30, 2002, while the average balance of interest-earning deposits and federal funds sold increased $29.5 million.

      Interest Expense. Interest expense on deposits decreased by $2.5 million, or 30.6%, to $5.6 million for the year ended June 30, 2003, from $8.1 million for the same period in 2002. The decrease was primarily attributable to reductions in deposit rates paid, with the average cost of funds decreasing to 2.01% for the 2003 fiscal year, from 2.98% for the prior fiscal year, offset to some extent by a $8.1 million increase in the average balances of deposit accounts.

      Net Interest Income. Net interest income decreased by $538,000, or 4.9%, to $10.4 million for the year ended June 30, 2003, from $10.9 million for fiscal 2002. The net interest rate spread increased nine basis points, to 2.61% in 2003, from 2.52% in 2002, while the net interest margin decreased 16 basis points, to 3.00% in 2003, from 3.16% in 2002. The ratio of average interest-earning assets to average interest-bearing liabilities was 123.8% for the year ended June 30, 2003, compared to 127.3% for the prior fiscal year.

      Provision for Loan Losses. From August 1997 through December 1999, the Corporation originated $509,000 of community development loans (thirteen loans) to a real estate development company to acquire vacant lots and deteriorated buildings for future development. The Corporation has closely monitored these loans since origination and established $300,000 in specific valuation reserves on these loans through provisions for loan losses recorded in 1998, 1999, 2000, and 2001. During October 2002, nine of these parcels were sold and the entire principal balances of the related loans were recovered. Subsequent to the sale, $200,000 of the $300,000 specific valuation reserve was recovered during the quarter ended December 31, 2002, as a negative loan loss provision. A further review by management of the four remaining loans during the quarter ended March 31, 2003, indicated that an additional $75,000 of the specific valuation reserve could be recovered as a negative loan loss provision. These loans, with principal balances of $196,000 at June 30, 2003, remain non-accrual loans.

      Noninterest Income. Noninterest income increased $366,000, or 14.8%, to $2.8 million for the year ended June 30, 2003, from $2.5 million for the prior fiscal year. Insurance commissions generated by the Association's insurance subsidiary, Chesterfield Insurance, increased $432,000, or 21.1%, to $2.5 million in 2003, compared to $2.0 million in 2002. Other noninterest income decreased $50,000, or 36.2%, to $88,000 for the year ended June 30, 2003, compared to $138,000 for the year ended June 30, 2002, primarily due to a $105,000 loss on the Corporation's equity investment in a community development company, partially offset by a $51,000 increase in agency fees and other service charges by Chesterfield Insurance.

      Noninterest Expense. Total noninterest expense increased $714,000, or 8.5%, to $9.1 million for the year ended June 30, 2003, from $8.4 million for the year ended June 30, 2002. The primary causes for the increase included a $697,000, or 13.5%, increase in salaries and employee benefits, which included a $209,000 increase in expense from the amortization of shares granted in November 2001 under the Corporation's 2001 Recognition and Retention Plan, a $43,000 increase in employee stock ownership plan expense due to the increased fair value of shares released to participants, and a $28,000 increase in health insurance premiums.

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

      Insurance agency bad debt expense increased $184,000, to $202,000 in fiscal 2003 compared to $18,000 in fiscal 2002, primarily the result of a $194,000 provision for an insurance premium receivable from a long-term commercial client of Chesterfield Insurance. During the quarter ended June 30, 2003, Chesterfield Insurance recovered $20,000 of this provision. Chesterfield Insurance continues to aggressively pursue collection of this receivable.

      Other miscellaneous expenses decreased $74,000, or 5.5%, to $1.3 million for the year ended June 30, 2003, compared to $1.4 million for the year ended June 30, 2002. The annualized ratio of noninterest expense to average assets was 2.52% in 2003, compared to 2.35% in 2002, and the Corporation's efficiency ratio was 68.8% for 2003, compared to 62.6% for 2002.

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

      At June 30, 2004, Chesterfield Federal had loan commitments of $1.9 million and unused lines of credit of $19.4 million. Chesterfield Federal believes that it has adequate resources to fund loan commitments as they arise. If Chesterfield Federal requires funds beyond its internal funding capabilities, advances from the Federal Home Loan Bank of Chicago could be made available. At June 30, 2004, approximately $145.5 million of time deposits were scheduled to mature within one year, and we expect that a portion of these time deposits will not be renewed upon maturity, which would reduce our liquidity. If additional liquidity is needed, Chesterfield Federal is permitted to sell its existing loans in the secondary market. However, Chesterfield Federal has not originated any loans for sale in the secondary market and is restricted from selling loans to some potential purchasers because Chesterfield Federal's loan documents contain provisions that are more favorable to borrowers than permitted by the seller/servicer guidelines of entities like Fannie Mae or Freddie Mac.

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

Recent Accounting Pronouncements

During the fiscal 2004 year, the Corporation adopted FASB Statement 143, Accounting for Asset Retirement Obligations; FASB Statement 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections; FASB Statement 146, Accounting for Costs Associated With Exit or Disposal Activities; FASB Statement 149, Amendment of FASB Statement 133 on Derivative Instruments and Hedging Activities; FASB Statement 132 (revised
2003), Employers' Disclosures About Pensions and Other Postretirement Benefits; FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees;, FASB Interpretation 46, Consolidation of Variable Interest Entities; and EITF 03-01, Other-Than Temporary Impairment on Certain Investments. Adoption of the new standards did not materially affect the Corporation's operating results or financial condition. Beginning July 1, 2004, the recognition and measurement guidance related to EITF 03-01, Other-Than-Temporary Impairment on Certain Investments went into effect. This guidance discusses how to determine if other-than-temporary impairment has occurred. Management is currently evaluating the effect of this guidance on their investment portfolio.

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

Contractual Obligations and Commitments

                                                        Amount of Commitment Expiration per Period
                                           --------------------------------------------------------------------
                                             Within 1                                    After
                                               Year        1-3 Years     4-5 Years      5 Years        Total
                                           -----------    -----------   -----------   -----------   -----------
Home equity lines of credit                $     1,273    $     1,350   $     4,400   $    12,382   $    19,405
Loan commitments                                 1,929             --            --            --         1,929
                                           -----------    -----------   -----------   -----------   -----------

    Total commercial commitments           $     3,202    $     1,350   $     4,400   $    12,382   $    21,334
                                           ===========    ===========   ===========   ===========   ===========

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

      The table below sets forth, as of March 31, 2004, (the latest date available) the estimated changes in Chesterfield Federal's NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve.

                                                                    Net Portfolio Value as a Percent
                                     Net Portfolio Value               of Present Value of Assets
                        ---------------------------------------     --------------------------------
     Change in
   Interest Rates       Estimated       Amount of                                       Percent
   (basis points)          NPV           Change         Percent          NPV Ratio      Change
   --------------       ---------       ---------       -------          ---------      -------
                                        (Dollars in Thousands)
        +300            $  60,308       $ (16,815)        -22%             16.99%        -3.60%
        +200               66,855         (10,267)        -13              18.45         -2.14
        +100               72,745          (4,378)         -6              19.70         -0.89
          0                77,123              --          --              20.59            --
        -100               77,612             489           1              20.64          0.05

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Chesterfield Financial Corp.
Chicago, Illinois

We have audited the consolidated balance sheets of Chesterfield Financial Corp. ("the Corporation") as of June 30, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chesterfield Financial Corp. as of June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2004 in conformity with U. S. generally accepted accounting principles.


                                      /s/ Crowe Chizek and Company LLC
                                      --------------------------------
                                        Crowe Chizek and Company LLC

Oak Brook, Illinois
August 20, 2004

                          CHESTERFIELD FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2004 and 2003

--------------------------------------------------------------------------------

                                                                   2004                2003
                                                              -------------       -------------
ASSETS
Cash and due from financial institutions                      $  18,121,592       $   8,842,509
Interest-bearing deposits                                       121,517,545         127,994,123
Federal funds sold                                                  800,000           4,800,000
                                                              -------------       -------------
     Cash and cash equivalents                                  140,439,137         141,636,632
Securities available-for-sale                                    35,733,292          26,822,431
Securities held-to-maturity (fair value:
  2004 - $15,701,535; 2003 - $26,863,762)                        15,600,437          26,116,586
Loans, net                                                      145,357,467         150,022,280
Federal Home Loan Bank stock                                     19,792,400          18,563,200
Premises and equipment, net                                       2,112,637           2,414,856
Goodwill                                                            451,582             451,582
Accrued interest receivable and other assets                      2,754,414           2,881,746
                                                              -------------       -------------

     Total assets                                             $ 362,241,366       $ 368,909,313
                                                              =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                      $ 280,094,817       $ 282,174,642
Advance payments by borrowers for
  taxes and insurance                                             1,990,950           2,203,499
Accrued expenses and other liabilities                            5,380,256          11,221,750
                                                              -------------       -------------
     Total liabilities                                          287,466,023         295,599,891

Commitments and contingent liabilities                                   --                  --

Shareholders' equity
     Preferred stock, $.01 par value per share;
       1,000,000 shares authorized, no shares
       issued and outstanding                                            --                  --
     Common stock, $.01 par value per share;
       7,000,000 shares authorized; 4,304,738 shares
       issued; 2004 - 3,875,521 shares outstanding,
       2003 - 3,879,558 shares outstanding                           43,047              43,047
     Additional paid-in capital                                  42,790,728          42,398,689
     Retained earnings                                           44,160,306          43,263,633
     Unearned ESOP shares                                        (2,624,783)         (2,833,030)
     Unearned RRP shares                                         (1,388,357)         (1,940,971)
     Treasury stock, at cost; 2004 - 429,217 shares,
         2003 - 425,180 shares                                   (7,890,672)         (7,797,619)
     Accumulated other comprehensive income (loss)                 (314,926)            175,673
                                                              -------------       -------------
         Total shareholders' equity                              74,775,343          73,309,422
                                                              -------------       -------------

              Total liabilities and shareholders' equity      $ 362,241,366       $ 368,909,313
                                                              =============       =============

--------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                          CHESTERFIELD FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                    Years ended June 30, 2004, 2003, and 2002

--------------------------------------------------------------------------------


                                                  2004              2003              2002
                                                  ----              ----              ----
Interest and dividend income
     Loans, including fees                    $ 9,088,181      $ 10,893,710       $11,793,855
     Securities                                 2,077,831         2,676,702         4,720,656
     Interest-bearing deposits                  1,160,577         1,363,843         1,627,850
     Other                                      1,269,042         1,092,892           904,682
                                              -----------      ------------       -----------
         Total interest income                 13,595,631        16,027,147        19,047,043

Interest expense on deposits                    3,945,625         5,620,102         8,102,099
                                              -----------      ------------       -----------

Net interest income                             9,650,006        10,407,045        10,944,944

Provision for loan losses                              --          (275,000)               --
                                              -----------      ------------       -----------

Net interest income after provision
  for loan losses                               9,650,006        10,682,045        10,944,944

Noninterest income
     Insurance commissions                      2,182,382         2,481,451         2,049,264
     Service charges on deposit accounts          275,475           271,023           288,140
     Other                                        156,834            88,326           138,078
                                              -----------      ------------       -----------
                                                2,614,691         2,840,800         2,475,482
Noninterest expense
     Salaries and employee benefits             6,007,532         5,860,851         5,163,514
     Occupancy                                    789,016           793,629           775,381
     Equipment                                    404,198           457,800           621,071
     Data processing                              396,545           383,980           336,215
     Federal deposit insurance                    130,188           131,801           127,699
     Insurance agency bad debt expense             18,459           201,915            18,000
     Other                                      1,318,283         1,280,424         1,354,514
                                              -----------      ------------       -----------
                                                9,064,221         9,110,400         8,396,394
                                              -----------      ------------       -----------

Income before income taxes                      3,200,476         4,412,445         5,024,032

Income tax expense                              1,211,381         1,646,082         1,766,235
                                              -----------      ------------       -----------

Net income                                    $ 1,989,095      $  2,766,363       $ 3,257,797
                                              ===========      ============       ===========

Earnings per share
     Basic                                    $      0.57      $       0.78       $      0.84
     Diluted                                         0.55              0.77              0.83

Dividends per share                           $      0.32      $       0.17       $        --

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                          CHESTERFIELD FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Years ended June 30, 2004, 2003, and 2002

--------------------------------------------------------------------------------

                                                                                                            Accumulated
                                                                                                               Other
                                                                                                              Compre-
                                      Additional                    Unearned      Unearned                    hensive
                             Common    Paid-In        Retained        ESOP          RRP         Treasury       Income
                             Stock     Capital        Earnings       Shares        Shares         Stock        (Loss)      Total
                             -----     -------        --------       ------        ------         -----        ------      -----
Balance at July 1, 2001     $43,047  $ 41,999,352   $ 37,826,611   $(3,292,878)  $        --   $        --   $ (23,572) $76,552,560

Purchases of treasury stock      --            --             --            --            --    (4,008,314)         --   (4,008,314)
ESOP shares earned               --       153,948             --       237,317            --            --          --      391,265
Grant of RRP shares              --            --             --            --    (2,841,689)    2,841,689          --           --
RRP shares vested                --            --             --            --       345,674            --          --      345,674
Comprehensive income
   Net income                    --            --      3,257,797            --            --            --          --    3,257,797
   Unrealized gain on
     securities available-
     for-sale, net of
     reclassification
     and tax effects             --            --             --            --            --            --     202,151      202,151
                                                                                                                        -----------
     Total comprehensive
       income                                                                                                             3,459,948
                            -------  ------------   ------------   -----------   -----------   -----------   ---------  -----------
Balance at June 30, 2002     43,047    42,153,300     41,084,408    (3,055,561)   (2,496,015)   (1,166,625)    178,579   76,741,133

Purchases of treasury stock      --            --             --            --            --    (6,694,157)         --   (6,694,157)
ESOP shares earned               --       215,247             --       219,261            --            --          --      434,508
RRP shares vested                --            --             --            --       555,044            --          --      555,044
Income tax benefit of RRP
  vesting                        --        34,380             --            --            --            --          --       34,380
Options exercised                --        (7,542)            --            --            --        63,163          --       55,621
Dividends paid                   --         3,304       (587,138)        3,270            --            --          --     (580,564)
Comprehensive income
   Net income                    --            --      2,766,363            --            --            --          --    2,766,363
   Unrealized loss on
     securities available-
     for-sale, net of
     reclassification
     and tax effects             --            --             --            --            --            --      (2,906)      (2,906)
                                                                                                                        -----------
     Total comprehensive
       income                                                                                                             2,763,457
                            -------  ------------   ------------   -----------   -----------   -----------   ---------  -----------

Balance at June 30, 2003    $43,047  $ 42,398,689   $ 43,263,633   $(2,833,030)  $(1,940,971)  $(7,797,619)  $ 175,673  $73,309,422
                            =======  ============   ============   ===========   ===========   ===========   =========  ===========

--------------------------------------------------------------------------------
                                   (Continued)

                          CHESTERFIELD FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Years ended June 30, 2004, 2003, and 2002

--------------------------------------------------------------------------------

                                                                                                           Accumulated
                                                                                                              Other
                                                                                                             Compre-
                                       Additional                   Unearned     Unearned                    hensive
                             Common      Paid-In     Retained         ESOP          RRP        Treasury       Income
                              Stock      Capital     Earnings        Shares       Shares         Stock        (Loss)       Total
                              -----      -------     --------        ------       ------         -----        ------       -----
Balance at June 30, 2003     $43,047  $42,398,689  $ 43,263,633   $(2,833,030)  $(1,940,971)  $(7,797,619)  $ 175,673   $73,309,422

Purchases of treasury stock       --           --            --            --            --       (93,053)         --       (93,053)
ESOP shares earned                --      308,185            --       208,247            --            --          --       516,432
RRP shares vested                 --           --            --            --       552,614            --          --       552,614
Income tax benefit of RRP
  vesting                         --       83,854            --            --            --            --          --        83,854
Dividends paid                    --           --    (1,092,422)           --            --            --          --    (1,092,422)
Comprehensive income
    Net income                    --           --     1,989,095            --            --            --          --     1,989,095
    Unrealized loss on
      securities available-
      for-sale, net of
      reclassification
      and tax effects             --           --            --            --            --            --    (490,599)     (490,599)
                                                                                                                        -----------
       Total comprehensive
         income                                                                                                           1,498,496
                             -------  -----------  ------------   -----------   -----------   -----------   ---------   -----------

Balance at June 30, 2004     $43,047  $42,790,728  $ 44,160,306   $(2,624,783)  $(1,388,357)  $(7,890,672)  $(314,926)  $74,775,343
                             =======  ===========  ============   ===========   ===========   ===========   =========   ===========

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                          CHESTERFIELD FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended June 30, 2004, 2003, and 2002

--------------------------------------------------------------------------------

                                                                     2004                2003               2002
                                                                     ----                ----               ----
Cash flows from operating activities
    Net income                                                  $   1,989,095       $   2,766,363       $  3,257,797
    Adjustments to reconcile net income to net
      cash provided by operating activities
       Provision for loan losses                                           --            (275,000)                --
       Bad debt expense                                                18,459             201,915             18,000
       Depreciation and amortization                                  354,500             389,379            531,345
       Deferred income tax benefit                                    158,150            (247,085)          (260,529)
       FHLB stock dividend                                         (1,229,200)         (1,221,100)          (609,200)
       ESOP compensation expense                                      516,432             434,508            391,265
       RRP compensation expense                                       552,614             555,044            345,674
       Net amortization of securities                                  62,821            (127,807)            (3,865)

    Net change in:
       Deferred loan origination fees                                (100,108)            (81,218)            24,430
       Accrued interest receivable and other assets                   (49,277)            919,904           (439,215)
       Accrued expenses and other liabilities                        (367,407)             66,047          1,487,785
                                                                -------------       -------------       ------------
          Net cash provided by operating activities                 1,906,079           3,380,950          4,743,487

Cash flows from investing activities
    Activity in securities held-to-maturity:
       Maturities, calls, and prepayments                          25,516,302          76,366,702         82,365,155
       Purchases                                                  (15,000,000)        (44,879,411)       (45,000,000)
    Activity in securities available-for-sale:
       Maturities, calls, and prepayments                           5,704,098           5,691,027          1,361,387
       Purchases                                                  (20,558,765)        (10,000,000)        (5,021,383)
    Purchase of Federal Home Loan Bank stock                               --                  --        (15,000,000)
    Loan originations and payments, net                             4,764,921          20,215,411         (8,702,758)
    Additions to premises and equipment                               (52,281)           (274,991)          (244,793)
                                                                -------------       -------------       ------------
       Net cash provided by investing activities                      374,275          47,118,738          9,757,608

Cash flows from financing activities
    Net change in deposits                                         (2,079,825)          4,049,235         17,467,445
    Net change in advance payments by borrowers
      for taxes and insurance                                        (212,549)           (418,836)          (155,970)
    Net proceeds from stock option exercise                                --              55,621                 --
    Dividends paid                                                 (1,092,422)           (580,564)                --
    Purchase of treasury stock, at cost                               (93,053)         (6,694,157)        (4,008,314)
                                                                -------------       -------------       ------------
       Net cash provided by (used in) financing activities         (3,477,849)         (3,588,701)        13,303,161
                                                                -------------       -------------       ------------

Net change in cash and cash equivalents                            (1,197,495)         46,910,987         27,804,256

Beginning cash and cash equivalents                               141,636,632          94,725,645         66,921,389
                                                                -------------       -------------       ------------

Ending cash and cash equivalents                                $ 140,439,137       $ 141,636,632       $ 94,725,645
                                                                =============       =============       ============

Supplemental cash flow information:
    Interest paid                                               $   3,964,250       $   5,578,300       $  8,249,446
    Income taxes paid                                               1,290,000           1,467,000          1,668,000
Supplemental non-cash disclosures:
    Due to/from broker for securities transactions              $          --       $   5,137,500       $         --

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

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

The primary business of the Corporation is the ownership of the Association. The Association provides financial services through its four full-service offices located in the southwest side of Chicago, Palos Hills, and Frankfort, Illinois. The Association is principally engaged in the business of attracting savings deposits from the general public and investing these funds to originate one-to-four-family residential real estate loans. Other financial instruments that potentially represent concentrations of credit risk include deposit accounts in other financial institutions and the Corporation's investment in a mutual fund and Federal Home Loan Bank stock. The primary business of Chesterfield Insurance is the sale of commercial and personal lines of insurance, including mortgage, life, and disability insurance.

Use of Estimates: In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and the valuation of securities for other-than-temporary impairment are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for loan and deposit transactions.

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities: Securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities are classified as available-for-sale when the Corporation may decide to sell those securities in response to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. Securities available-for-sale, net of tax are carried at fair value, with unrealized gains and losses reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost.

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

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The Corporation did not have any loans that were deemed impaired as of or during the years ended June 30, 2004 and 2003.

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the assets' useful lives, ranging from five to forty years, using the straight-line method.

Goodwill: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Upon adopting new accounting guidance on July 1, 2002, the Corporation ceased amortizing goodwill. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The impact of this standard on the years ended June 30, 2004, 2003, and 2002 was as follows (in thousands):

                                                      Years ended June 30,
                                             ---------------------------------------
                                                2004           2003           2002
                                             ---------      ---------      ---------
      Net income
      Reported net income                    $   1,989      $   2,766      $   3,258
      Add back: goodwill amortization               --             --             67
                                             ---------      ---------      ---------

             Adjusted net income             $   1,989      $   2,766      $   3,325
                                             =========      =========      =========

                                                       Years ended June 30,
                                             ---------------------------------------
                                                2004           2003           2002
                                             ---------      ---------      ---------
      Basic earnings per common share
      Reported net income                    $    0.57      $    0.78      $    0.84
      Add back: goodwill amortization               --             --           0.01
                                             ---------      ---------      ---------

             Adjusted net income             $    0.57      $    0.78      $    0.85
                                             =========      =========      =========


      Diluted earnings per common share
      Reported net income                    $    0.55      $    0.77      $    0.83

      Add back: goodwill amortization               --             --           0.01
                                             ---------      ---------      ---------

              Adjusted net income            $    0.55      $    0.77      $    0.84
                                             =========      =========      =========

Long-Term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate that their carrying amounts may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                                                Years ended June 30,
                                                      -----------------------------------------
                                                         2004            2003            2002
                                                      ---------       ---------       ---------
      Net income as reported                          $   1,989       $   2,766       $   3,258
      Deduct: Stock-based compensation expense
        determined under fair value based method           (359)           (356)           (268)
                                                      ---------       ---------       ---------

      Pro forma net income                            $   1,630       $   2,410       $   2,990
                                                      =========       =========       =========

      Basic earnings per share as reported            $    0.57       $    0.78       $    0.84
      Pro forma basic earnings per share                   0.47            0.68           0 .77

      Diluted earnings per share as reported          $    0.55       $    0.77       $    0.83
      Pro forma diluted earnings per share                 0.45            0.67            0.76

The pro forma effects are computed using option-pricing models, using the following weighted-average assumptions as of grant date:

                                                                    Years ended June 30,
                                                          --------------------------------------
                                                            2004           2003           2002
                                                          --------       --------       --------
      Option exercise price                               $  23.06       $  20.65       $  16.15
      Weighted-average fair value of options granted          3.93           2.65           5.11
      Risk-free interest rate                                 3.66%          2.50%          4.78%
      Expected option life                                 7 years        7 years        7 years
      Expected stock price volatility                         9.99%         10.59%         14.21%
      Dividend yield                                          1.39%          1.55%             0%

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

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Restrictions on Cash: The Corporation was required to have $332,000 and $494,000 of cash on hand to meet regulatory reserve requirements at June 30, 2004 and 2003.

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

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements: During the fiscal 2004 year, the Corporation adopted FASB Statement 143, Accounting for Asset Retirement Obligations; FASB Statement 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections; FASB Statement 146, Accounting for Costs Associated With Exit or Disposal Activities; FASB Statement 149, Amendment of FASB Statement 133 on Derivative Instruments and Hedging Activities; FASB Statement 132 (revised 2003), Employers' Disclosures About Pensions and Other Postretirement Benefits; FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees;, FASB Interpretation 46, Consolidation of Variable Interest Entities; and EITF 03-01, Other-Than-Temporary Impairment on Certain Investments. Adoption of the new standards did not materially affect the Corporation's operating results or financial condition.

Beginning July 1, 2004, the recognition and measurement guidance related to EITF 03-01, Other-Than-Temporary Impairment on Certain Investments went into effect. This guidance discusses how to determine if other-than-temporary impairment has occurred. Management is currently evaluating the effect of this guidance on their investment portfolio.

Reclassifications: Certain items in the consolidated financial statements have been reclassified, with no effect on net income, to conform with the current year presentation.

NOTE 3 - SECURITIES

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated comprehensive income (loss) were as follows:

                                                        Gross         Gross
                                        Fair         Unrealized     Unrealized
                                        Value           Gains         Losses
                                        -----           -----         ------
      June 30, 2004
          FNMA mortgage-backed       $10,667,366      $ 99,320      $(155,947)
          FHLMC mortgage-backed          560,334         7,486             --
          GNMA mortgage-backed         9,062,270            --       (241,918)
          ARM Mutual fund             15,443,322            --       (186,103)
                                     -----------      --------      ---------

               Total                 $35,733,292      $106,806      $(583,968)
                                     ===========      ========      =========

      June 30, 2003
          FNMA mortgage-backed       $ 9,949,006      $210,027      $      --
          FHLMC mortgage-backed        1,575,977        56,204             --
          ARM Mutual fund             15,297,448            --            (59)
                                     -----------      --------      ---------

               Total                 $26,822,431      $266,231      $     (59)
                                     ===========      ========      =========

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 3 - SECURITIES (Continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows:

                                                              Gross          Gross
                                              Carrying     Unrecognized   Unrecognized       Fair
                                               Amount         Gains          Losses          Value
                                            -----------      --------       --------      -----------
      June 30, 2004
         U.S. federal agency - FHLB         $15,000,000      $120,852       $(22,149)     $15,098,703
         FHLMC mortgage-backed                  208,145         2,395             --          210,540
         Tax increment allocation note          392,292            --             --          392,292
                                            -----------      --------       --------      -----------

            Total                           $15,600,437      $123,247       $(22,149)     $15,701,535
                                            ===========      ========       ========      ===========

      June 30, 2003
         U.S. federal agency - FHLB         $25,000,000      $728,548       $     --      $25,728,548
         FHLMC mortgage-backed                  695,449        18,628             --          714,077
         Tax increment allocation note          421,137            --             --          421,137
                                            -----------      --------       --------      -----------

            Total                           $26,116,586      $747,176       $     --      $26,863,762
                                            ===========      ========       ========      ===========

Securities with unrealized losses at year-end 2004 not recognized in income are as follows:

                            Less than 12 months              12 months or more                       Total
                            -------------------              -----------------                       -----
                           Fair        Unrealized          Fair         Unrealized          Fair          Unrealized
                          Value           Loss             Value           Loss             Value            Loss
                          -----           ----             -----           ----             -----            ----
U.S. federal
agency - FHLB          $ 4,977,851      $ (22,149)      $        --      $      --       $ 4,977,851      $ (22,149)
FNMA mortgage-
backed                 $ 8,246,688      $(155,947)      $        --      $      --       $ 8,246,688      $(155,947)
GNMA mortgage-
backed                   9,062,270       (241,918)               --             --         9,062,270       (241,918)
ARM Mutual
Fund                            --             --        15,443,322       (186,103)       15,443,322       (186,103)
                       -----------      ---------       -----------      ---------       -----------      ---------
Total temporarily
impaired               $22,286,809      $(420,014)      $15,443,322      $(186,103)      $37,730,131      $(606,117)
                       ===========      =========       ===========      =========       ===========      =========

The Corporation evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Unrealized losses on the FNMA and GNMA mortgage-backed securities and U.S. federal agency investments have not been recognized into income because the issuers' bonds are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increased market interest rates. The fair value is expected to recover as the bonds approach maturity and/or market interest rates decline. The adjustable rate mortgage (ARM) mutual fund is

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 3 - SECURITIES (Continued)

comprised of adjustable rate mortgage-backed securities of high credit quality, has declined in fair value less than 1.2% of its cost, and has shown historically that its fair value can be expected to recover as the fund adjusts to changes in market interest rates.

The tax increment allocation note was issued by the City of Chicago for a development project located at 95th Street and Western Avenue, which is near the Corporation's main office. The terms of the note include a fixed interest rate of 8.50%, payable semi-annually, and a maturity date of December 1, 2012. Principal payments are required on an annual basis.

Contractual maturities of debt securities held-to-maturity at June 30, 2004 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities are shown separately.

                                            Amortized Cost          Fair Value
                                            --------------          ----------

     Due in one year or less                $     5,030,769     $     5,118,237
     Due from one to five years                  10,151,923          10,163,158
     Due from five to ten years                     209,600             209,600
     Due after ten years                                 --                  --
     Mortgage-backed                                208,145             210,540
                                            ---------------     ---------------

         Total                              $    15,600,437     $    15,701,535
                                            ===============     ===============

All securities classified as available-for-sale are mortgage-backed securities or mutual fund investments not due at a single maturity date.

There were no pledged securities at June 30, 2004 or 2003.

There were no security sales during the years ending June 30, 2004, 2003, and 2002.

At June 30, 2004, the Corporation has an investment in a mutual fund, the AMF Adjustable-Rate Mortgage Fund, in the amount of $15,443,322, which represents approximately 21% of shareholders' equity at June 30, 2004. At June 30, 2003, this investment was $15,297,448, also representing approximately 21% of shareholders' equity.

At June 30, 2004, the Corporation had an investment of $19,792,400 in Federal Home Loan Bank common stock, which represented approximately 26% of shareholders' equity. On July 1, 2004, the Corporation redeemed $10,000,000 at its carrying value. At June 30, 2003 this investment was $18,563,200, which represented approximately 25% of shareholders' equity.

There were no other holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 4 - LOANS

Loans were as follows:

                                                               June 30,
                                                               --------
                                                        2004              2003
                                                    ------------      ------------
      One-to-four-family mortgage loans             $129,762,372      $134,371,392
      Home equity loans                               11,944,154        12,415,127
      Multi-family and other real estate loans         5,225,939         4,318,002
      Consumer                                         1,783,966         2,158,935
                                                    ------------      ------------
          Subtotal                                   148,716,431       153,263,456
      Less: Allowance for loan losses                  1,303,280         1,304,413
            Net deferred loan fees                       479,655           579,763
            Undisbursed loan funds                     1,576,029         1,357,000
                                                    ------------      ------------

          Loans, net                                $145,357,467      $150,022,280
                                                    ============      ============

The Corporation's lending activities are concentrated primarily on the southwest side of Chicago and the southwest suburbs in the Corporation's immediate geographic area. The largest portion of the Corporation's loans are originated for the purpose of enabling borrowers to purchase residential real estate property secured by first liens on such property and the Corporation generally maintains loan-to-value ratios of less than 80%.

Activity in the allowance for loan losses for the year was as follows:

                                                                          Years ended June 30,
                                                                          --------------------
                                                                2004              2003             2002
                                                                ----              ----             ----
          Beginning balance                                 $ 1,304,413       $ 1,576,427       $1,573,396
          Provision for loan losses                                  --          (275,000)              --
          Loans charged off                                      (1,883)               --               --
          Recoveries                                                750             2,986            3,031
                                                            -----------       -----------       ----------

          Ending balance                                    $ 1,303,280       $ 1,304,413       $1,576,427
                                                            ===========       ===========       ==========

Nonperforming loans were as follows:

                                                                               June 30,
                                                                               --------
                                                                2004              2003             2002
                                                                ----              ----             ----
          Loans past due over 90 days still on accrual      $        --       $        --       $       --
          Nonaccrual loans                                      359,771           258,494          222,207

Nonperforming loans includes all smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. Loans to related parties as of June 30, 2004 and 2003 did not meet or exceed 5% of shareholders' equity.

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment were as follows:

                                                      June 30,
                                                      --------
                                                 2004            2003
                                                 ----            ----

      Land                                    $  559,163      $  559,163
      Buildings                                3,402,974       3,402,974
      Parking lot improvements                    45,642          33,283
      Furniture, fixtures, and equipment       1,619,925       1,800,476
                                              ----------      ----------
                                               5,627,704       5,795,896
      Less accumulated depreciation            3,515,067       3,381,040
                                              ----------      ----------

                                              $2,112,637      $2,414,856
                                              ==========      ==========

Rent expense was $104,076 for the years ended June 30, 2004 and 2003, and $100,536 for the year ended June 30, 2002. Rent commitments under a noncancelable-operating lease of premises as of June 30, 2004, were as follows, before considering renewal options that generally are present.

                        2005                     104,076
                        2006                     104,076
                        2007                      34,692
                                              ----------

                                              $  242,844
                                              ==========

NOTE 6 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows.

                                                   June 30,
                                                   --------
                                              2004          2003
                                              ----          ----

      Securities                            $166,106      $152,987
      Loans receivable                        61,009        71,946
                                            --------      --------

                                            $227,115      $224,933
                                            ========      ========

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 7 - DEPOSITS

Deposits were as follows:

                                           June 30,
                                           --------
                                     2004              2003
                                     ----              ----

      Passbook savings           $ 64,753,665      $ 61,401,534
      NOW accounts                 32,782,730        30,015,938
      Money market accounts         9,914,461        10,701,856
      Time deposits               172,643,961       180,055,314
                                 ------------      ------------

                                 $280,094,817      $282,174,642
                                 ============      ============

Time deposits of $100,000 or more were $52,855,000 and $56,325,000 at June 30, 2004 and 2003. Deposit amounts in excess of $100,000 are not federally insured.

Scheduled maturities of time deposits at June 30, 2004 were as follows.

                    2005              $ 145,476,078
                    2006                 13,466,517
                    2007                  2,558,937
                    2008                  7,601,212
                    2009                  3,151,021
                    Thereafter              390,196
                                      -------------

                                      $ 172,643,961
                                      =============

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

The Corporation has a Supplemental Benefit Plan for Inside Directors. The plan is unfunded and provides for fixed amounts plus interest to be credited to participants' accounts over five years, with amounts fully vested at the time they are credited. A participant is entitled to benefit payments upon their separation from service, as defined. Benefits accrued were $1,402,525 and $1,310,771 at June 30, 2004 and 2003.

The Corporation has a Retirement Benefit Plan for Outside Directors. The plan is unfunded and provides for fixed monthly payments over ten years. A participant is vested upon completion of four years of continuous service, and payments begin upon termination of service with the Board of Directors. Benefits accrued were $351,000 at both June 30, 2004 and 2003.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

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

Contributions to the ESOP during 2004, 2003, and 2002 were $287,990, $307,750, and $343,945. ESOP expenses for 2004, 2003, and 2002 were $516,432, $434,508, and $391,265. Shares held by the ESOP were are as follows:

                                                             June 30,
                                                             --------
                                               2004            2003            2002
                                               ----            ----            ----
      Allocated shares                          78,508          60,568          38,823
      Unallocated shares                       262,478         283,303         305,556
                                            ----------      ----------      ----------
          Total ESOP shares                    340,986         343,871         344,379
                                            ==========      ==========      ==========

      Fair value of unallocated shares      $8,136,818      $5,991,858      $5,542,789
                                            ==========      ==========      ==========

In November 2001, the Corporation adopted a Recognition and Retention Plan ("RRP") that provides for issuance of its common shares to directors, officers, and employees. There are 172,189 shares to be issued under the plan, and rights to receive 172,189 shares over a five-year vesting period were awarded in 2001. The Corporation purchased 172,189 shares of its common stock in open market transactions, at an average cost of $16.50 per share, with the intention of designating these shares for the RRP. Compensation expense is recognized over the vesting period of the shares at cost. Compensation expense for 2004, 2003, and 2002 was $552,614, $555,044 and $345,674. Unearned compensation is reported as a reduction of shareholders' equity until earned. The following schedule summarizes expenses recorded related to benefit plans:

                                                                     Years ended June 30,
                                                                     --------------------
                                                             2004            2003          2002
                                                             ----            ----          ----
      Employee stock ownership plan                       $  516,432      $  434,508      $391,265
      Recognition and retention plan                         552,614         555,044       345,674
      Supplemental Benefit Plan for Inside Directors          91,754          85,752       174,835
                                                          ----------      ----------      --------

          Total expense                                   $1,160,800      $1,075,304      $911,774
                                                          ==========      ==========      ========

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

NOTE 8 - RETIREMENT PLAN AND OTHER BENEFIT PLANS (Continued)

During 2002, the Corporation adopted a stock option plan under the terms of which 430,473 shares of the Corporation's common stock were reserved for issuance. The options become exercisable on a cumulative basis in equal installments over a five-year period from the date of grant and expire ten years from the date of grant.

A summary of the status of the option plans as of June 30, 2004, 2003 and 2002 and changes during the years ended on those dates is presented below.

                                      2004                      2003                      2002
                                      ----                      ----                      ----
                                           Weighted-                  Weighted-                Weighted-
                                            Average                    Average                  Average
                                           Exercise                   Exercise                 Exercise
                                Shares       Price       Shares         Price      Shares        Price
                                ------       -----       ------         -----      ------        -----
Outstanding at beginning                                                                              $
  of year                      416,254     $  16.18     430,473       $  16.15          --           --
Granted                          2,000        23.06       3,000          20.65     430,473        16.15
Exercised                           --           --      (3,444)         16.15          --           --
Forfeited                           --           --     (13,775)         16.15          --           --
                              --------     --------    --------       --------    --------     --------
Outstanding at end of
  year                         418,254        16.22     416,254          16.18     430,473        16.15
                              --------     --------    --------       --------    --------     --------
Options exercisable at
  year end                     165,908     $  16.17      95,370       $  16.15          --     $     --
                              --------     --------    --------       --------    --------     --------
Weighted average fair
  value of options granted
  during the year                          $   3.93                   $   2.65                 $   5.11
                                           --------                   --------                 --------

Options outstanding at year-end 2004 were as follows:

                                        Outstanding                 Exercisable
                                        -----------                 -----------
                                               Remaining
                                              Contractual                    Exercise
       Exercise Prices            Number         Life           Number         Price
       ---------------            ------         ----           ------         -----
         $16.15                   413,254         8 years        165,308    $    16.15
          20.65                     3,000         9 years            600         20.65
          23.06                     2,000        10 years             --            --
                               ----------     -----------    -----------    ----------

                                  418,254         8 years        165,908    $    16.17
                               ==========     ===========    ===========    ==========

Certain members of the Board of Directors have deferred some of their fees in consideration for future payments, including interest. Amounts deferred are included in accrued expenses and other liabilities and were approximately $2,162,000 and $2,038,000 as of June 30, 2004 and 2003.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

NOTE 9 - INCOME TAXES

Income tax expense (benefit) was as follows.

                                 Years ended June 30,
                                 --------------------
                        2004             2003              2002
                        ----             ----              ----

      Current        $1,053,231      $ 1,893,167       $ 2,026,764
      Deferred          158,150         (247,085)         (260,529)
                     ----------      -----------       -----------

          Total      $1,211,381      $ 1,646,082       $ 1,766,235
                     ==========      ===========       ===========

Effective tax rates differ from the federal statutory rate of 34% applied to financial statement income due to the following:

                                                                Years ended June 30,
                                                                --------------------
                                                        2004             2003              2002
                                                        ----             ----              ----
      Federal statutory rate times income
        before income taxes                          $1,088,162       $1,500,231       $ 1,708,171
      Effect of:
          Nondeductible life insurance premiums           4,760            4,760             1,020
          State taxes, net of federal benefit           103,110          131,603            60,586
          Other, net                                     15,349            9,488            (3,542)
                                                     ----------       ----------       -----------

               Total                                 $1,211,381       $1,646,082       $ 1,766,235
                                                     ==========       ==========       ===========

      Effective tax rate                                   37.9%            37.3%             35.2%

Year-end deferred tax assets and liabilities were due to the following:

                                                                        June 30,
                                                                        --------
                                                                   2004            2003
                                                                   ----            ----
      Deferred tax assets:
          Allowance for loan losses                             $  507,428      $  507,428
          Deferred loan fees                                       185,818         222,253
          Deferred director fees                                   822,378         768,781
          Inside director nonqualified retirement plan             543,338         507,793
          Outside director nonqualified retirement plan            135,938         135,938
          RRP expense                                              141,181         137,547
          ESOP expense                                              26,524          12,555
          Goodwill, noncompete                                      58,786          61,127
          Capital loss carryforward                                 23,244          23,244
          Depreciation                                              16,242              --
          Unrealized loss on securities available for sale         162,235              --
          Other                                                    178,085          38,109
                                                                ----------      ----------

               Total deferred tax assets                         2,801,197       2,414,775

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES (Continued)

                                                                          June 30,
                                                                          --------
                                                                    2004              2003
                                                                    ----              ----
      Deferred tax liabilities:
          Loan loss reserve recapture                           $        --       $        --
          Depreciation                                                   --           (18,624)
          FHLB stock dividend                                    (1,263,714)         (798,834)
          Loan fees                                                 (93,645)         (163,377)
          Prepaid insurance                                          (2,684)           (6,556)
          Prepaid service contracts                                 (42,246)          (32,561)
          Unrealized gain on securities available-for-sale               --           (90,500)
                                                                -----------       -----------

               Total deferred tax liabilities                    (1,402,289)       (1,110,452)
                                                                -----------       -----------

                   Net deferred income tax assets               $ 1,398,908       $ 1,304,323
                                                                ===========       ===========

No valuation allowance for deferred tax assets was necessary as of June 30, 2004 and 2003.

Federal income tax laws provided additional bad debt deductions through 1987, totaling $3,479,000. Accounting standards do not require a deferred tax liability to be recorded on this amount, which liability otherwise would total $1,348,000 at June 30, 2004 and 2003. If the Corporation were liquidated or otherwise ceased to be a corporation or if tax laws were to change, this amount would be charged to earnings.

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

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 10 - REGULATORY MATTERS (Continued)

Actual and required capital amounts (in thousands) and ratios are presented below:

                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                       For Capital            Prompt Corrective
                                               Actual               Adequacy Purposes         Action Provisions
                                               ------               -----------------         -----------------
                                        Amount        Ratio        Amount        Ratio       Amount        Ratio
                                        ------        -----        ------        -----       ------        -----
June 30, 2004
    Total Capital to risk-
       weighted assets               $    65,591      45.41%    $    11,556       8.0%    $    14,445      10.0%
   Tier 1 Capital to risk-
       weighted assets                    64,313      44.52           5,778       4.0           8,667       6.0
   Tier 1 Capital to
      adjusted assets                     64,313      17.76          14,482       4.0          18,103       5.0

June 30, 2003
    Total Capital to risk-
       weighted assets               $    62,853      45.75%    $    10,991       8.0%    $    13,739      10.0%
   Tier 1 Capital to risk-
       weighted assets                    61,574      44.82           5,495       4.0           8,243       6.0
   Tier 1 Capital to
       adjusted assets                    61,574      16.73          14,723       4.0          18,404       5.0

As of June 30, 2004, the most recent notification from regulatory authorities categorized the Association as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following is a reconciliation of the Association's equity under accounting principles generally accepted in the United States of America to regulatory capital (in thousands):

                                                              June 30,
                                                              --------
                                                         2004           2003
                                                         ----           ----

      GAAP equity                                      $ 64,656       $ 62,425
      Disallowed intangible assets                         (482)          (486)
      Accumulated other comprehensive loss (gain)           315           (176)
      Non-qualifying equity instruments                    (176)          (189)
                                                       --------       --------
          Tier I capital                                 64,313         61,574
      General regulatory loan loss reserves               1,278          1,279
                                                       --------       --------

          Total capital                                $ 65,591       $ 62,853
                                                       ========       ========

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

--------------------------------------------------------------------------------

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows.

                                              June 30, 2004                 June 30, 2003
                                              -------------                 -------------
                                         Fixed         Variable         Fixed          Variable
                                          Rate           Rate            Rate            Rate
                                          ----           ----            ----            ----
    Commitments to make loans        $  1,929,000   $         --    $  7,185,000   $           --
    Unused lines of credit                     --     19,405,000              --       19,784,000

Commitments to make loans are generally made for periods of 60 days or less. As of June 30, 2004, fixed rate loan commitments had interest rates ranging from 5.00% to 6.25% and maturities ranging from 7 years to 30 years. As of June 30, 2003, fixed rate loan commitments had interest rates ranging from 4.50% to 6.25% and maturities ranging from 7 years to 30 years.

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values of financial instruments (in thousands) were as follows:

                                                  June 30, 2004             June 30, 2003
                                                  -------------             -------------
                                             Carrying        Fair        Carrying        Fair
                                              Amount         Value        Amount         Value
                                              ------         -----        ------         -----
      Financial assets
          Cash and cash equivalents          $140,439      $140,439      $141,637      $141,637
          Securities available-for-sale        35,733        35,733        26,822        26,822
          Securities held-to-maturity          15,600        15,702        26,117        26,864
          Loans, net                          145,357       145,147       150,022       157,104
          Federal Home Loan Bank stock         19,792        19,792        18,563        18,563
          Accrued interest receivable             227           227           225           225
      Financial liabilities
          Deposits                            280,095       280,875       282,175       283,841
          Accrued interest payable                 95            95           113           113
          Due to broker                            --            --         5,138         5,138

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

NOTE 13 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

                                                              2004          2003            2002
                                                              ----          ----            ----
      Unrealized holding gains (losses) on securities
        available-for-sale                                 $(743,334)      $(4,401)      $ 306,289
      Tax effect                                             252,735         1,495        (104,138)
                                                           ---------       -------       ---------

          Other comprehensive income (loss)                $(490,599)      $(2,906)      $ 202,151
                                                           =========       =======       =========

NOTE 14 - EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the earnings per common share computation for the years ended June 30, 2004, 2003 and 2002 are as follows:

                                            2004            2003            2002
                                            ----            ----            ----
Basic earnings per share
     Net income available to common
       shareholders                      $1,989,095      $2,766,363      $3,257,797
                                         ==========      ==========      ==========
     Weighted average common shares
       outstanding                        3,504,079       3,524,364       3,901,283
                                         ----------      ----------      ----------

Basic earnings per share                 $     0.57      $     0.78      $     0.84
                                         ==========      ==========      ==========

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 14 - EARNINGS PER COMMON SHARE (Continued)

                                                       2004            2003            2002
                                                       ----            ----            ----
Earnings per share assuming dilution
     Net income available to common
       shareholders                                 $1,989,095      $2,766,363      $3,257,797
                                                    ==========      ==========      ==========

     Weighted average common shares
       outstanding for basic earnings per
       common share                                  3,504,079       3,524,364       3,901,283

     Add dilutive effect of assumed exercises:
         Stock option exercises                        123,652          63,425          14,562
         RRP share recognition                          22,034          14,636           4,084
                                                    ----------      ----------      ----------
         Average shares and dilutive potential
           common shares                             3,649,765       3,602,425       3,919,929
                                                    ==========      ==========      ==========

Diluted earnings per share                          $     0.55      $     0.77      $     0.83
                                                    ==========      ==========      ==========

NOTE 15 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                             June 30, 2004 and 2003

                                                      2004             2003
                                                  -----------      -----------
Assets
Cash and due from financial institutions          $    20,150      $    20,498
Cash on deposit in subsidiary                       6,990,780        7,782,033
                                                  -----------      -----------
     Cash and cash equivalents                      7,010,930        7,802,531
ESOP loan                                           2,716,994        2,889,184
Investment in subsidiary                           64,656,698       62,424,566
Accrued interest receivable and other assets          394,721          197,141
                                                  -----------      -----------

                                                  $74,779,343      $73,313,422
                                                  ===========      ===========

Liabilities and Shareholders' Equity
Accrued expenses and other liabilities            $     4,000      $     4,000
Shareholders' equity                               74,775,343       73,309,422
                                                  -----------      -----------

                                                  $74,779,343      $73,313,422
                                                  ===========      ===========

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

NOTE 15 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                         CONDENSED STATEMENTS OF INCOME
                For the years ended June 30, 2004, 2003, and 2002

                                                   2004             2003            2002
                                                   ----             ----            ----
Interest income
     ESOP loan                                 $   115,800       $   83,616      $  171,755
     Deposits in subsidiary                         55,569          121,239         323,228
                                               -----------       ----------      ----------
         Total interest income                     171,369          204,855         494,983
Operating expenses                                 210,121          183,900         181,987
                                               -----------       ----------      ----------
Income before income taxes and equity
  in undistributed earnings of subsidiary          (38,752)          20,955         312,996
Income taxes                                       (14,997)           8,093         127,058
                                               -----------       ----------      ----------
Income before equity in undistributed
  earnings of subsidiary                           (23,755)          12,862         185,938
Equity in undistributed earnings of
  subsidiary                                     2,012,850        2,753,501       3,071,859
                                               -----------       ----------      ----------

Net income                                     $ 1,989,095       $2,766,363      $3,257,797
                                               ===========       ==========      ==========

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 15 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                For the years ended June 30, 2004, 2003 and 2002

                                                        2004               2003               2002
                                                        ----               ----               ----
Operating activities
     Net income                                     $ 1,989,095       $  2,766,363       $  3,257,797
     Adjustments to reconcile net
       income to net cash provided by
       operating activities
         Equity in undistributed earnings
           of subsidiary                             (2,012,850)        (2,753,501)        (3,071,859)
         Change in other assets and
           liabilities                                 (307,175)             4,397            (42,739)
                                                    -----------       ------------       ------------
              Net cash provided by
                (used in) operating activities         (330,930)            17,259            143,199

Financing activities
     Purchase of treasury stock                         (93,053)        (6,694,157)        (4,008,314)
     Dividends paid                                  (1,092,422)          (587,138)                --
     Options exercised                                       --             55,621                 --
     Payment for RRP shares                             552,614            555,044            345,674
     Payment received on loan to ESOP                   172,190            172,189            172,190
                                                    -----------       ------------       ------------
         Net cash used in
           financing activities                        (460,671)        (6,498,441)        (3,490,450)
                                                    -----------       ------------       ------------

Net change in cash and cash equivalents                (791,601)        (6,481,182)        (3,347,251)

Cash and cash equivalents at
  beginning of year                                   7,802,531         14,283,713         17,630,964
                                                    -----------       ------------       ------------

Cash and cash equivalents at
  end of year                                       $ 7,010,930       $  7,802,531       $ 14,283,713
                                                    ===========       ============       ============

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

                                               Year Ended June 30, 2004
                               -------------------------------------------------------
                                Banking       Insurance
                                Segment        Segment        Other       Consolidated
                                -------        -------        -----       ------------
Net interest income            $   9,526       $     5       $   119       $   9,650
Other revenue                        415         2,230           (31)          2,614
Other expense                     (6,702)       (2,307)          (55)         (9,064)
Income taxes                      (1,254)           28            15          (1,211)
                               ---------       -------       -------       ---------

Segment profit                 $   1,985       $   (44)      $    48       $   1,989
                               =========       =======       =======       =========

Depreciation                   $     278       $    77       $    --       $     355

Segment assets                 $ 361,869       $ 1,906       $(1,534)      $ 362,241

                                             Year Ended June 30, 2003
                               -------------------------------------------------------
                                Banking       Insurance
                                Segment        Segment         Other      Consolidated
                                -------        -------         -----      ------------
Net interest income            $  10,237       $     5       $   165       $  10,407
Provision for loan losses           (275)           --            --            (275)
Other revenue                        502         2,459          (120)          2,841
Other expense                     (6,623)       (2,441)          (47)         (9,111)
Income taxes                      (1,629)           (9)           (8)         (1,646)
                               ---------       -------       -------       ---------

Segment profit                 $   2,762       $    14       $   (10)      $   2,766
                               =========       =======       =======       =========

Depreciation                   $     321       $    68            --       $     389

Segment assets                 $ 368,072       $ 2,401       $(1,564)      $ 368,909

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 16 - SEGMENT REPORTING (Continued)

                                           Year Ended June 30, 2002
                              -------------------------------------------------------
                               Banking       Insurance
                               Segment        Segment        Other       Consolidated
                               -------        -------        -----       ------------
Net interest income           $  10,479       $     8       $   458       $  10,945
Other revenue                       506         2,079          (110)          2,475
Other expense                    (6,273)       (2,077)          (46)         (8,396)
Income taxes                     (1,635)           (4)         (127)         (1,766)
                              ---------       -------       -------       ---------

Segment profit                $   3,077       $     6       $   175       $   3,258
                              =========       =======       =======       =========

Depreciation                  $     465       $    66            --       $     531
Amortization of goodwill             --            67            --              67

Segment assets                $ 362,263       $ 2,252       $(1,175)      $ 363,340

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                      (In thousands, except per share data)

                                    Year Ended June 30, 2004                    Year Ended June 30, 2003
                                       Three Months Ended                          Three Months Ended
                            ----------------------------------------    ----------------------------------------
                            June 30     Mar 31    Dec. 31     Sep 30    June 30    Mar 31     Dec 31     Sep 30
                            -------    -------    -------    -------    -------    -------    -------    -------
Total interest income       $ 3,276    $ 3,408    $ 3,442    $ 3,469    $ 3,722    $ 3,818    $ 4,145    $ 4,342
Total interest expense         (940)      (942)    (1,003)    (1,060)    (1,203)    (1,285)    (1,467)    (1,665)
                            -------    -------    -------    -------    -------    -------    -------    -------
Net interest income           2,336      2,466      2,439      2,409      2,519      2,533      2,678      2,677

Provision for loan losses        --         --         --         --         --        (75)      (200)        --
Noninterest income              544        653        681        737        634        628        882        697
Noninterest expense           2,241      2,220      2,332      2,272      2,212      2,226      2,509      2,164
                            -------    -------    -------    -------    -------    -------    -------    -------
Income before income
  taxes                         639        899        788        874        941      1,010      1,251      1,210
Income tax expense              241        342        296        333        358        384        463        441
                            -------    -------    -------    -------    -------    -------    -------    -------

Net income                  $   398    $   557    $   492    $   541    $   583    $   626    $   788    $   769
                            =======    =======    =======    =======    =======    =======    =======    =======

Basic earnings
  per share                 $  0.11    $  0.16    $  0.14    $  0.16    $  0.17    $  0.18    $  0.23    $  0.21
                            =======    =======    =======    =======    =======    =======    =======    =======

Diluted earnings
  per share                 $  0.11    $  0.15    $  0.14    $  0.15    $  0.16    $  0.18    $  0.22    $  0.21
                            =======    =======    =======    =======    =======    =======    =======    =======

Dividends per share         $  0.08    $  0.08    $  0.08    $  0.08    $  0.06    $  0.06    $  0.05    $    --

--------------------------------------------------------------------------------

                          CHESTERFIELD FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

--------------------------------------------------------------------------------

NOTE 18 - MERGER WITH MAF BANCORP, INC.

      On June 5, 2004, the Corporation announced that it has entered into an Agreement and Plan of Merger (the "Agreement") with MAF Bancorp, Inc. ("MAF"). Under the terms of the Agreement, the Corporation will be acquired by MAF in a stock and cash transaction valued at approximately $128.5 million. Pursuant to the Agreement, MAF will purchase each share of common stock of the Corporation for a fixed price of $31.50, payable 65% in cash and 35% in shares of MAF common stock. MAF has the option, subject to the consent of the Corporation, to substitute additional cash consideration in lieu of shares of MAF common stock. The merger is subject to customary conditions, including, among others, approval by the Corporation's stockholders and applicable regulatory authorities.

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

ITEM 9B. Other Information

      None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Corporation

      The "Proposal I--Election of Directors" section of the Corporation's definitive Proxy Statement for the Corporation's 2004 Annual Meeting of Shareholders ("the 2004 Proxy Statement") is incorporated herein by reference, or the required information will be filed with the SEC by amendment to this Form 10-K.

ITEM 11. Executive Compensation

      The "Proposal I--Election of Directors" section of the Corporation's 2004 Proxy Statement is incorporated herein by reference, or the required information will be filed with the SEC by amendment to this Form 10-K.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

      The "Proposal I--Election of Directors" section of the Corporation's 2004 Proxy Statement is incorporated herein by reference, or the required information will be filed with the SEC by amendment to this Form 10-K.

      The Corporation does not have any equity compensation program that was not approved by shareholders, other than its employee stock ownership plan.

      Set forth below is certain information as of June 30, 2004 regarding equity compensation plans under which equity securities of the Corporation are authorized for issuance that has been approved by the shareholders.

================================================================================================================

                                 Number of securities to be                               Number of securities
  Equity compensation plans       issued upon exercise of       Weighted average         remaining available for
  approved by shareholders     outstanding options and rights    exercise price            issuance under plan
----------------------------------------------------------------------------------------------------------------
     Stock Option Plan                   418,154                     $ 16.22                       None
----------------------------------------------------------------------------------------------------------------
     Recognition and Retention
       Plan (1)                          101,173                 Not Applicable                    None
----------------------------------------------------------------------------------------------------------------
         Total (2)                       519,327                     $ 16.22
================================================================================================================

(1)   Represents shares that have been granted but have not yet vested.

(2) Weighted average exercise price represents Stock Option Plan only, since RRP shares have no exercise price.

ITEM 13. Certain Relationships and Related Transactions

      The "Transactions with Certain Related Persons" section of the Corporation's 2004 Proxy Statement is incorporated herein by reference, or the required information will be filed with the SEC by amendment to this Form 10-K.

ITEM 14. Principal Accountant Fees and Services

      The "Proposal II - Ratification of the Appointment of Independent Registered Public Accounting Firm" section of the Corporation's 2004 Proxy Statement is incorporated herein by reference, or the required information will be filed with the SEC by amendment to this Form 10-K.

                                     PART IV

ITEM 15. Exhibits and Financial Statement Schedules

      (a)(1) Financial Statements

      The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

            (A)   Report of Independent Registered Public Accounting Firm

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

      (b)   Exhibits

            2 Agreement and Plan of Merger, by and among MAF Bancorp, Inc., Classic Acquisition Corp. and Chesterfield Financial Corp., dated as of June 5, 2004****

            3.1   Certificate of Incorporation of Chesterfield Financial Corp.*

            3.2   Bylaws of Chesterfield Financial Corp.*

            4     Form of Common Stock Certificate of Chesterfield Financial
                  Corp.*

            10.1  Form of Employment Agreement*

            10.2  Form of Severance Plan*

            10.3  Form of Supplemental Benefit Plan*

            10.4  2001 Recognition and Retention Plan**

            10.5  2001 Stock Option Plan**

            10.6  Supplemental Executive Agreement***

            21    Subsidiaries of the Corporation*

            31.1  Certification of Michael E. DeHaan required by Rule 13a -
                  14(a)

            31.2  Certification of Karen M. Wirth required by Rule 13a - 14(a)

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

*** Incorporated by reference to the Proxy Statement of Chesterfield Financial Corp. for the 2003 Annual Meeting of Shareholders (File No. 0-32589), filed with the Securities and Exchange Commission on October 17, 2003.

**** Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of MAF Bancorp, Inc. (Commission file No. 0-18121), as filed with the Securities and Exchange Commission on June 7, 2004

                                   Signatures

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHESTERFIELD FINANCIAL CORP.


Date: September 9, 2004               By: /s/ Michael E. DeHaan
                                          ----------------------
                                          Michael E. DeHaan
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signatures                     Title                               Date
----------                     -----                               ----
/s/ Michael E. DeHaan          President, Chief Executive          September 9, 2004
---------------------------    Officer and Director (Principal
Michael E. DeHaan              Executive Officer)

/s/ Karen M. Wirth             Treasurer                           September 9, 2004
---------------------------    (Principal Financial and
Karen M. Wirth                 Accounting Officer)

/s/ C. C. DeHaan               Director                            September 9, 2004
---------------------------
C. C. DeHaan

/s/ Robert T. Mangan           Director                            September 9, 2004
---------------------------
Robert T. Mangan

/s/ David M. Steadman          Director                            September 9, 2004
---------------------------
David M. Steadman

/s/ Richard E. Urchell         Director                            September 9, 2004
---------------------------
Richard E. Urchell

/s/ Donald D. Walters          Director                            September 9, 2004
---------------------------
Donald D. Walters