Form 10-K/A
period 2004-06-30
CHESTERFIELD FINANCIAL CORP
filed 2004-10-28
CIK 1132515

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended June 30, 2004

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                       For the transaction period from to


                         Commission File Number: 0-32589

                          CHESTERFIELD FINANCIAL CORP.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                             36-4441126
           --------                                             ----------
  (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                         Identification Number)

 10801 South Western Avenue, Chicago, Illinois                      60643
 ---------------------------------------------                      -----
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the
Registrant  was  required  to file  reports)  and (2) has been  subject  to such
requirements for the past 90 days.     YES  ___X___      NO _______


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

         Indicate by check mark whether rthe registrant is an accelerated  filer
(as defined in Rule 12b-2 of the Act)  YES  ___X___      NO _______


         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Registrant's Common Stock on the Nasdaq National Market on December 31, 2003 was approximately $75.9 million.

         As of October 15, 2004, there were issued and outstanding 3,875,521 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. None.

                                EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K of Chesterfield Financial Corp. ("Chesterfield Financial" or the "Company") for the fiscal year ended June 30, 2004, is being filed solely to include the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. The Company indicated in the original Form 10-K filing that this information would be either be included in the Company's proxy statement for its 2004 annual meeting or will be filed with the SEC by amendment to the original Form 10-K. Because the Company does not intend to hold a 2004 annual meeting in light of its pending acquisition by MAF Bancorp, Inc., it is including the required information by amending the original Form 10-K. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K filing, or modify or update in any way disclosures contained in the original Form 10-K filing.

                                    PART III

ITEM 10. Directors and Executive Officers of the Corporation

         The Board of Directors of Chesterfield Financial consists of six persons and is divided into three classes, with one class of directors elected each year. Directors of the Company are generally elected to serve for a three-year term and until their respective successors shall have been elected and shall qualify.

         The business experience for the past five years of each of Chesterfield Financial's directors and executive officers is as follows:

         Michael E. DeHaan. Mr. DeHaan has served as Chesterfield Financial's Chairman, President and Chief Executive Officer since its formation in January 2001. Mr. DeHaan has been employed by Chesterfield Federal Savings and Loan Association of Chicago since 1967, and has served as President and Chief Executive Officer since 1983 and Chairman of the Board since 1991.

         C.C. DeHaan. Prior to his retirement in 1993, Mr. DeHaan served as President of Chesterfield Federal's wholly owned subsidiary, Chesterfield Service Corporation (now named Chesterfield Insurance Services, L.L.C.).

         Robert T. Mangan. Mr. Mangan is the Secretary/Treasurer of Mangan Realty, where he has worked since 1960.

         David M. Steadman. Mr. Steadman is a self-employed attorney and real estate broker, and has owned Steadman Realty Co. since 1981.

         Richard E. Urchell. Mr. Urchell has served as Chesterfield Financial's Vice President and Secretary since its formation in January 2001. Mr. Urchell has been employed by Chesterfield Federal since 1977, and has served as Vice President and Secretary since 1992.

         Donald D. Walters. Prior to his retirement in 1994, Mr. Walters served as Vice President and Treasurer of Chesterfield Federal.

Meetings of the Board and Committees of the Board

         The Board of Directors of Chesterfield Financial meets quarterly, or more often as necessary. The Board of Directors of the Company has an Audit Committee, a Nominating Committee and a Compensation Committee. The Board of Directors of Chesterfield Financial met 12 times since in fiscal 2004. No Director attended fewer than 75% in the aggregate of the total number of Board meetings held and the total number of committee meetings on which he served during fiscal 2004, including Board and committee meetings of Chesterfield Federal.

         The Audit Committee ensures compliance with regulations and internal policies and procedures. The Audit Committee met once in fiscal 2004. This committee recommends the accounting firm to perform Chesterfield Financial's annual audit and acts as a liaison between the auditors and the Board. The current members of this committee are Directors Steadman, Walters and Mangan, each of whom is a non-employee director. The Board of Directors of Chesterfield Financial has determined that Director Walters qualifies as an "audit committee financial expert" and is serving as such for the Audit Committee.

         The Nominating Committee meets annually in order to nominate candidates for membership on the Board of Directors. The Nominating Committee met once in fiscal 2004. This committee is comprised of the Board members who are not standing for election.

         The Compensation Committee reviews executive compensation matters. The Compensation Committee met once in fiscal 2004. The current members of this committee are Directors Steadman and Mangan.

Section 16(a) Beneficial Ownership Reporting Compliance

         The Common Stock of the Company is registered  with the SEC pursuant to
Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). The officers and Directors of the Company and beneficial owners of greater than 10% of the Company's Common Stock are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of the Common Stock. SEC rules require disclosure in the Company's Proxy Statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of the Company's Common Stock to file a Form 3, 4, or 5 on a timely basis. Based on the Company's review of such ownership reports, the Company believes that no officer, director or 10% beneficial owner of the Company failed to file such ownership reports on a timely basis for the fiscal year ended June 30, 2004.

Code of Ethics

         The Company has adopted a Code of Ethics (the "Code") that is applicable to the officers, directors and employees of the Company, including the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code is available on the Company's website at www.chesterfieldfed.com. Amendments to and waivers from the Code will also be disclosed on the Company's website.

ITEM 11. Executive Compensation
-------------------------------

Compensation of Directors of Chesterfield Financial

         Directors do not receive compensation for their service on the board of Chesterfield Financial. Directors were paid an annual retainer fee of $15,000 for the year ended June 30, 2004 for their service on the board of Chesterfield Federal. Directors do not receive additional fees for their service on committees.

         Supplemental Benefit Plan for Outside Directors. Chesterfield Federal maintains a supplemental benefit plan for outside directors to provide retirement income to participants upon their resignation or termination from the Board of Directors. Messrs. C.C. DeHaan, Robert Mangan, David Steadman, and Donald Walters are the initial participants in this plan. The Board may, in its discretion, designate additional outside directors as participants. The plan administrator maintains an account for each participant. Participants become vested in their retirement benefits under this plan upon the earlier of death, disability, a change in control, or completion of four years of continuous service. Retirement benefits are payable in installments of $1,000 per month for a period of 120 months. Notwithstanding the foregoing, upon a change in control, a participant will be entitled to the present value of his vested retirement benefit (or, if payments have already commenced, the remainder thereof) in the form of a lump sum, payable as soon as practicable following the change in control. If a participant dies before payments of his vested retirement benefit have commenced, or after payments have commenced, payments will be made to his beneficiary. The plan is considered an unfunded plan for tax and ERISA purposes. All obligations arising under the plan are payable from the general assets of Chesterfield Federal; however, Chesterfield Federal has approved the establishment of a rabbi trust to ensure that sufficient assets will be available to pay the benefits under the plan. In connection with the previously announced merger of Chesterfield Financial Corp. with MAF Bancorp, Inc. (the "Merger"), the supplemental benefit plan for outside directors was amended to provide that retirement benefits to participants in the plan will not be increased to an amount greater than $1,000 per month, or otherwise determined based on the amount of severance or other compensation related payments otherwise accruing to such participants as a result of the Merger.

         Deferred Compensation Plan for Directors. Chesterfield Federal maintains an unfunded deferred compensation plan for directors pursuant to which directors may elect to defer all or a portion of their annual fees. Interest on the deferred fees will be credited at the greater rate of 7%, with daily compounding, or the rate offered by Chesterfield Federal to individual customers on the first day of each calendar year for 18-month IRA accounts. Upon a participant's death, retirement, resignation or removal, amounts deferred under this plan, including accumulated interest, will be paid to the participant or his beneficiary over a period of up to ten years, as determined by a majority vote of the remaining directors. Payments will commence on the first day of the calendar year following the year in which the director ceases to be a director. Upon the death of a former director prior to the expiration of the period during which the deferred amounts are payable, the balance of the deferred fees and interest will be paid either in installments to the participant's beneficiary or in a lump sum, as determined by the Board. The plan is considered an unfunded plan for tax and ERISA purposes. All obligations arising under the plan are payable from the general assets of Chesterfield Federal; however, Chesterfield Federal has approved the establishment of a rabbi trust to ensure that sufficient assets will be available to pay the benefits under the plan. In connection with the Merger, the unfunded deferred compensation plan for directors was amended to provide that (i) benefits under the plan will not be increased or otherwise determined based on the amount of severance or other compensation related payments otherwise accruing to such participants as a result of the Merger, and (ii) benefits under the plan will be paid in a lump sum, in cash, on or about the effective time of the Merger.

Executive Compensation

         The following table sets forth information concerning the compensation paid or granted to Chesterfield Federal's Chief Executive Officer. No other executive officer of Chesterfield Federal had aggregate annual compensation in excess of $100,000 in fiscal 2004.


                                                                                         Long-Term Compensation
                                                                           ---------------------------------------------------
                                      Annual Compensation                         Awards                  Payouts
                            ---------------------------------------------  ----------------------   --------------------------
                            Year                                           Restricted
  Name and Principal        Ended                          Other Annual      Stock       Options/     LTIP         All Other
      Position              6/30     Salary      Bonus    Compensation(1)   Awards (2)   SARS(#)     Payouts     Compensation
-------------------------   -----   ---------  ---------  ---------------  -----------   --------   ---------   --------------
Michael     E.     DeHaan   2004    $ 234,000  $  13,500     $15,000       $       --         --    $     --    $  57,071(3)
Chairman,  President  and   2003      224,400     12,946      15,000               --         --          --       40,013(3)
Chief Executive Officer     2002      217,000     12,531      15,000          695,209    107,618          --      122,106(3)

--------------
(1) Consists of director's fees of $15,000. Does not include the aggregate amount of other personal benefits, which did not exceed 10% of the total salary and bonus reported.
(2) Amounts reported in this column represent the fair value of restricted stock awards at the date of the award. Awards vest over five years. Dividends paid with respect to all shares awarded are paid to the recipient of the award. At June 30, 2004, Mr. DeHaan held 25,829 shares of unvested restricted stock awards with a market value of $801,000.
(3) Consists of contributions to the Chesterfield Profit Sharing Plan, the Supplemental Profit Sharing Plan and the Non-qualifying Retirement Plan for Inside Directors, and the fair value of shares allocated to Chesterfield Federal's Employee Stock Ownership Plan and phantom shares allocated to the Supplemental Employee Stock Ownership Plan.

Compensation Committee Interlocks and Insider Participation

         Chesterfield Financial does not independently compensate its executive officers, directors, or employees. Chesterfield Federal's Compensation Committee retains the principal responsibility for the compensation of the President and Chief Executive Officer. The Compensation Committee consists of Directors Mangan and Steadman.

         During the fiscal year ended June 30, 2004, Chesterfield Financial had no "interlocking" relationships in which (1) any Executive Officer is a member of the Board of Directors of another entity, one of whose executive officers is a member of Chesterfield Financial's Board of Directors, or (2) any Executive Officer is a member of the compensation committee of another entity, one of whose executive officers is a member of Chesterfield Financial's Board of Directors. During the year ended June 30, 2004 the Compensation Committee met one time.

         Employment Agreements. Chesterfield Federal has entered into an employment agreement with its Chairman, President and Chief Executive Officer Michael E. DeHaan, which provides for a term of 36 months. On each anniversary date, the agreement extends for an additional 12 months, so that the remaining term shall be 36 months, unless notice of non-renewal is given. If the agreement is not renewed, the agreement expires 36 months following the anniversary date. Mr. DeHaan's base salary for the year ending June 30, 2005 is $243,400. The base salary may be increased but not decreased. In addition to the base salary, the agreement provides for, among other things, insurance benefits, including lifetime health benefits for Mr. DeHaan and his spouse that convert to supplemental Medicare coverage upon reaching age 65, and participation in other employee and fringe benefits applicable to executive personnel. The agreement provides for termination of the executive by Chesterfield Federal for cause at any time. In the event Chesterfield Federal terminates the executive's employment during the term of the agreement for reasons other than cause, or in the event of the executive's resignation from Chesterfield Federal upon (i) failure to re-elect the executive to his current offices, (ii) a material change in the executive's functions, duties or responsibilities, or relocation of his principal place of employment by more than 30 miles, (iii) liquidation or dissolution of Chesterfield Federal, or (iv) a breach of the agreement by Chesterfield Federal, the executive, or in the event of death, his beneficiary, would be entitled to severance pay in an amount equal to three times his highest rate of base salary and bonus. Chesterfield Federal would also continue the executive's life and, if applicable, dental coverage for the remaining unexpired term of the agreement.

         Contemporaneously with the execution of the Agreement and Plan of Merger dated June 5, 2004, by and between MAF Bancorp, Inc., Classic Acquisition Corp., and Chesterfield Financial, Mr. DeHaan executed a separate Letter of Understanding with MAF Bancorp, Inc. dated as of June 5, 2004, which required Mr. DeHaan to amend his employment agreement with Chesterfield Federal to provide that (i) the maximum amount of termination benefits payable to Mr. DeHaan upon his termination of employment in connection with the Merger shall not exceed $660,000, and (ii) the obligation to provide to Mr. DeHaan life and dental benefits for thirty-six months after his termination of employment, and medical benefits to Mr. DeHaan and his spouse for life shall be satisfied by providing benefits which are substantially comparable to those provided by MAF Bancorp, Inc. to its other employees from time to time. The Letter of Understanding also requires that the $660,000 lump sum amount shall be reduced such that no portion of the cash payment when added to (i) any other payments or benefits provided under the employment agreement, any other Chesterfield Financial Corp. benefit plan or other compensatory arrangement with Chesterfield Federal, and (ii) a "reserve amount" determined at the sole discretion of MAF Bancorp, Inc., but which in no event will exceed $5,000, constitutes an "excess parachute payment" for purposes of Section 280G of the Internal Revenue Code.

         In addition, Chesterfield Financial has entered into a supplemental executive agreement with Mr. DeHaan that obligates Chesterfield Financial to pay Mr. DeHaan any amount that would be cut back under his employment agreement to avoid an excess parachute payment for which he would become liable in connection with a termination following a change in control. The supplemental executive agreement also indemnifies him for any excise tax payable with respect to the excess parachute payment and any income or employment-related taxes that arise as the result of such indemnification payment. Mr. DeHaan also agreed in the Letter of Understanding to amend his supplemental executive agreement to eliminate the compensatory payments to him thereunder in the event that the termination benefits payable to Mr. DeHaan under his employment agreement are reduced in order to avoid an excess parachute payment under Section 280G of the Internal Revenue Code.

         Severance Plan for Officers and Employees. Chesterfield Federal has entered into a severance plan for the benefit of its officers and employees. Employees who have worked at Chesterfield Federal for one or more years are eligible to participate in the plan. Upon a change in control of Chesterfield Federal followed within two years by the involuntary or, in certain instances, voluntary termination of the non-officer employee's employment, other than termination for cause, Chesterfield Federal or its successor will pay a non-officer employee an amount equal to the following: for every two years of employment, one month's base salary or rate of pay paid by Chesterfield Federal or its successor for the last full calendar month of employment prior to the termination. The maximum cash severance benefit for non-officer employees is six months of salary. An employee who has worked for Chesterfield Federal for at least one year but less than two years will be entitled to one month's severance benefits. In addition, Chesterfield Federal will continue life and medical coverage for one month for every two years of the non-officer employee's employment, up to six months of coverage.

         Upon a change in control of Chesterfield Federal followed within two years by the involuntary or in certain instances, voluntary termination of a participating officer's employment, other than termination for cause, Chesterfield Federal or its successor will pay the executive an amount equal to the wages, salary, bonus and incentive cash compensation paid by Chesterfield Federal to the officer for the 12-month period ending on the date of termination. In addition, Chesterfield Federal will continue life and medical coverage for a period of 12 months following the officer's termination of employment. Employees who are covered by an employment agreement are not eligible for the severance. In connection with the Merger, the severance plan was amended (i) to include in the definition of "Compensation" of an officer of Chesterfield Financial the amount of any "Christmas" bonus paid to such officer for the period ending December 31, 2003; (ii) to require that a participant execute a revocable release of claims in order to receive severance payments under the plan, and to provide that such release of claims shall be revocable for a period of seven days immediately after execution; (iii) such that following a change in control (A) the failure of the employer to continue in effect any vacation benefits, pension plan, dental plan, life insurance plan, or any health, accident or disability plan in which the participant was participating immediately prior to such change in control, or (B) a change to a participant's reporting responsibilities, titles or offices, in either case, are no longer reasons a participant may terminate employment following such change in control and be entitled to receive severance benefits under the plan; (iv) to provide that a participant shall not be deemed to have incurred a termination of employment in the event of a sale of the ownership interests in or assets of the employer after the effective time of the Merger, if such participant is offered employment with the purchaser; (v) to provide that any participant entitled to severance benefits under the plan shall be eligible for continued life and medical coverage as provided in the plan on the same cost-sharing basis as if the participant's employment had continued, subject to the participant paying his or her applicable share of premiums on such coverage; (vi) to provide that severance benefits shall be paid commencing on the later of (A) ten days after termination of the participant's employment, or (B) the date the participant executes a release of claims, and the seven day revocation period has expired;
(vii) to provide that the severance plan is the sole source of severance benefits payable to any participant in connection with the Merger; and (viii) to provide that any successor of Chesterfield Financial to the severance plan shall credit service with the successor for all purposes under the plan.

         Employee Stock Ownership Plan and Trust. Chesterfield Federal has implemented an employee stock ownership plan in connection with its conversion to stock form. Employees with at least one year of employment with Chesterfield Federal and who have attained age 18 are eligible to participate.

         A participant who terminates employment for reasons other than death, retirement, or disability prior to five years of credited service under the employee stock ownership plan will forfeit his benefits. Unvested benefits will become fully vested upon five years of credited service, or prior to five years of credited service in connection with a participant's death or disability or termination of the plan. In the event of a change in control (as defined in the plan) the employee stock ownership plan will terminate.

         In connection with the establishment of the employee stock ownership plan, Chesterfield Federal established a committee of non-employee directors to administer the employee stock ownership plan. Chesterfield Federal appointed an independent financial institution to serve as trustee of the employee stock ownership plan. The employee stock ownership plan trustee votes all allocated shares held in the employee stock ownership plan in accordance with the instructions of participating employees. Nondirected shares and shares held in the suspense account are voted in a manner calculated to most accurately reflect the instructions it has received from participants regarding the allocated stock, so long as the vote is in accordance with the provisions of ERISA. In connection with the Merger, Chesterfield Federal amended its employee stock ownership plan (i) to freeze the plan with respect to eligibility of new participants to enter the plan after June 30, 2004; (ii) to provide that with respect to any year in which the plan is terminated, only participants who are actively employed as of the plan termination date are eligible to receive an allocation for such year; (iii) to provide that, upon the plan's termination in connection with the Merger, the amount of any outstanding stock obligation under the plan shall be repaid from merger consideration paid with respect to shares held in the plan, and any remaining merger consideration will be allocated to participants' accounts as earnings of the plan; (iv) to provide that following termination of the plan, participants' accounts will be distributed in a lump sum to each participant, irrespective of such participant's account balance, provided that no such distributions will occur until the plan receives from the Internal Revenue Service a favorable determination letter on the plan's tax-qualified status under Section 401(a) of the Internal Revenue Code on termination; (v) to facilitate the reinvestment of certain cash proceeds received in connection with the Merger in accordance with Section 402(j) of the Internal Revenue Code; and (vi) to conform the plan to the final regulations promulgated under Section 401(a)(9) of the Internal Revenue Code.

         Supplemental Benefit Plan. Chesterfield Federal maintains a supplemental benefit plan for inside directors to provide retirement income to participants upon their separation from service due to termination of employment, death, disability, or upon a change in control. Messrs. Michael DeHaan and Richard Urchell are the initial participants in this plan. In the case of Director DeHaan, the total retirement benefit from this plan, when added to his benefits under the tax-qualified plan (other than the employee stock ownership plan) and the OBRA Recapture Plan, discussed below, is intended to provide an annual retirement benefit equal to 70% of his salary. In the case of Director Urchell, his retirement benefit under this plan will be an annual payment of $24,000 (without offset for other retirement benefits). Upon retirement, Messrs. DeHaan and Urchell will be entitled to their account balances, payable in annual installments over periods of 20 and 15 years, respectively, unless they elect another form of payment. In the event of a participant's death before payments under this plan have commenced or before benefits are completely paid, benefits will be paid to the participant's beneficiary. The plan is considered an unfunded plan for tax and ERISA purposes. All obligations arising under the plan are payable from the general assets of Chesterfield Federal; however, Chesterfield Federal has approved the establishment of a rabbi trust to ensure that sufficient assets will be available to pay the benefits under the plan. In connection with the Merger, the supplemental benefit plan for inside directors was amended to provide that (i) retirement benefits to participants in the plan as set forth in the individual funding schedules will not be increased or otherwise determined based on the amount of severance or other compensation related payments otherwise accruing to such participants as a result of the Merger and (ii) benefits under the plan will be paid in a lump sum, in cash, on or about the effective time of the Merger.

         OBRA Recapture Benefit Plan. Chesterfield Federal maintains a supplemental benefit plan to provide retirement income to a participant that he would otherwise be entitled to receive under Chesterfield Federal's tax-qualified plans but for the cut-backs in benefits due to certain tax law limits enacted under the Omnibus Budget Reconciliation Act of 1993 ("OBRA"). Mr. Michael DeHaan is currently the only participant in this plan. The account of the participant is credited annually with the amount by which the participant's maximum contribution, as defined in the OBRA Recapture Plan, under the profit sharing plan (formerly a money purchase pension plan) exceeds his actual contribution, as defined in the OBRA Recapture Plan. The participant's account is also credited annually with interest at a rate equal to the greater of: (i) 7% per annum, compounded daily, or (ii) the interest rate for one-year certificate of deposits as paid by Chesterfield Federal. In addition, with respect to a participant eligible to participate as of the effective date of the plan, an amount will be credited to the account of each participant in an amount equal to the amount that would have been in the participant's account, as of that date, had the plan been in effect on July 1, 1994.

         In connection with the Company's stock offering and adoption of the employee stock ownership plan, the OBRA Recapture Benefit Plan was amended to include a sub-account for contributions that cannot be made to the employee stock ownership plan due to certain tax law limits. This sub-account is credited each year with a number of units of phantom stock pursuant to a formula intended to provide the participants with the full value of benefits lost under the employee stock ownership plan, after taking into consideration such factors as the administrator deems relevant, including the existence of an outstanding loan under the employee stock ownership plan. This sub-account was also credited with dividends and earnings on dividends, and will receive additional units of phantom stock in the event of a stock dividend or stock split of Chesterfield Financial. A unit of phantom stock will be equivalent in value to a share of common stock of Chesterfield Financial. Upon the participant's separation from service, the participant will be entitled to his vested account balance, payable, at the participant's election, either in a lump sum or in annual installments. If the participant dies before receiving his entire vested account balance, the remainder of his account balance will be paid to the participant's beneficiary in a lump sum. In connection with the Merger, the supplemental benefit plan was amended to provide that upon a change in control, all participants will have their account balances paid to them in a lump sum, in cash, within thirty days of such change in control, provided that retirement benefits under the plan will not be increased or otherwise determined based on the amount of severance or other compensation related payments otherwise accruing to such participants as a result of the Merger.

         Recognition and Retention Plan. The Board of Directors of Chesterfield Financial adopted the 2001 Recognition and Retention Plan, which was approved by stockholders at the 2001 Annual Meeting. Pursuant to the

Recognition and Retention Plan, 8,609 shares of stock were awarded to each non-employee director, including Directors C.C. DeHaan, Mangan, Steadman and Walters, 17,219 shares of stock were awarded to Vice President, Secretary and Director Urchell and 43,047 shares of stock were awarded to Chairman, President and Chief Executive Officer Michael E. DeHaan. In connection with the Merger, the 2001 Recognition and Retention Plan was amended to provide for full vesting of all restricted stock awards in the event of a change in control of Chesterfield Financial.

         Stock Option Plan. The Board of Directors of Chesterfield Financial adopted the 2001 Stock Option Plan for directors, offices and employees, which was approved by stockholders at the 2001 Annual Meeting.

         Set forth below is certain information concerning options outstanding to the Chief Executive Officer at June 30, 2004. No options were granted to the Chief Executive Officer during fiscal 2004, and no options were exercised by the Chief Executive Officer during fiscal 2004.

--------------------------------------------------------------------------------------------------------------------

                                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                           FISCAL YEAR-END OPTION VALUES
--------------------------------------------------------------------------------------------------------------------
                                                                 Number of Unexercised      Value of Unexercised
                              Shares Acquired       Value               Options at          In-The-Money Options at
           Name                Upon Exercise       Realized              Year-End                Year-End (1)
---------------------------- ---------------- ----------------- ------------------------- --------------------------
                                                                Exercisable/Unexercisable Exercisable/Unexercisable
                                                                          (#)                        ($)
---------------------------- ---------------- ----------------- ------------------------- --------------------------
Michael E. DeHaan.......            --               $ --             43,047 / 64,571          $639,251 / $958,876
---------------------------- ---------------- ----------------- ------------------------- --------------------------

______________
(1) Equals the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of common stock that would be received upon exercise, assuming such exercise occurred on June 30, 2004, at which date the last trade price of the common stock as quoted on the Nasdaq National Market was $31.00.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
         and Related Shareholder Matters
         -------------------------------

         Persons and groups who beneficially own in excess of 5% of the common stock are required to file certain reports with the Securities and Exchange Commission (the "SEC") regarding such ownership. Based on these reports, the following table sets forth, as of October 1, 2004, the shares of common stock beneficially owned by persons who beneficially own more than 5% of the Company's outstanding shares of common stock.

                                                          Amount of Shares
                                                          Owned and Nature                   Percent of Shares
       Name and Address of                                 of Beneficial                      of Common Stock
          Beneficial Owners                                  Ownership                          Outstanding

Chesterfield Federal Savings and Loan                           340,986                             8.8%
   Association of Chicago Employee Stock
   Ownership Plan
10801 South Western Avenue
Chicago, Illinois  60643

Keeley Asset Management Corp (1)                                257,218                             6.6%
Kamco Thrift Partners Limited Partnership
John L. Keeley, Jr.
Barbara G. Keeley
401 South LaSalle Street, Suite 1201
Chicago, Illinois  60605

-----------------------------
(1) As disclosed in a Form 13-G/A filed with the SEC on February 11, 2004.

         The following table sets forth certain information, as of October 1, 2004, regarding the Board of Directors, including the terms of office of Board members.

                                                                                                   Shares
                               Position(s) With                     Director      Expiration   Beneficially     Percent of
        Name                      the Company            Age         Since(1)       of Term        Owned(2)        Class
--------------------       --------------------------    ---        ---------     ----------   -------------    ------------

Michael E. DeHaan(3)        Chairman, President and       59           1974           2006       132,854 (4)       3.4%
                            Chief Executive Officer
David M. Steadman                   Director              54           1988           2006        37,219(5)          *
Robert T. Mangan                    Director              74           1979           2004        37,219(5)          *
Donald D. Walters                   Director              74           1987           2004        20,219(5)          *
C.C. DeHaan(3)                      Director              71           1967           2005        50,219(5)         1.3%
Richard E. Urchell          Director, Vice President      67           1995           2005        47,731(6)         1.2
                                 and Secretary
All directors and
  executive  officers as
  a group (6 persons)                 --                  --            --             --        325,461            8.4%

----------------------------------
*    Less than 1%
(1) Reflects initial appointment to the Board of Directors of Chesterfield Federal Savings and Loan Association of Chicago or its predecessors, except as otherwise indicated.
(2) Unless otherwise indicated, each person effectively exercises sole (or shared with spouse) voting and dispositive power as to the shares reported.
(3)  Michael E. DeHaan and C.C. DeHaan are second cousins.
(4) Includes 43,048 shares subject to options that are exercisable within 60 days of September 15, 2004. Also includes 25,829 shares granted under the 2001 Recognition and Retention Plan that are subject to future vesting, but as to which voting may currently be directed, and 5,904 shares allocated under Chesterfield Federal's Employee Stock Ownership Plan.
(5) Includes 8,610 shares subject to options that are exercisable within 60 days of September 15, 2004. Also includes 5,165 shares granted to each outside director under the 2001 Recognition and Retention Plan that are subject to future vesting, but as to which voting may currently be directed.
(6) Includes 17,218 shares subject to options that are exercisable within 60 days of September 15, 2004. Also includes 10,331 shares granted under the 2001 Recognition and Retention Plan that are subject to future vesting, but as to which voting may currently be directed, and 2,880 shares allocated under Chesterfield Federal's Employee Stock Ownership Plan.

ITEM 13. Certain Relationships and Related Transactions
-------------------------------------------------------

         In the ordinary course of business, Chesterfield Federal makes loans available to its directors, officers and employees. These loans are made in the ordinary course of business on the same terms, including interest rates and collateral, as comparable loans to other borrowers. It is the belief of management that these loans neither involve more than the normal risk of collectibility nor present other unfavorable features.

ITEM 14. Principal Accountant Fees and Services
---------------------------------------------------------

         Set forth below is certain information concerning aggregate fees billed for professional services rendered by Crowe Chizek and Company LLC during the fiscal years ended June 30, 2004 and 2003:

                                                   2004              2003
                                                ----------        ---------
         Audit Fees                             $   71,100        $  62,400
         Audit-Related Fees                             --            2,600
         Tax Fees                                   11,100            9,600
         All Other Fees                              1,090            4,000

         Audit Fees. The aggregate fees billed to Chesterfield Financial by Crowe Chizek and Company LLC for professional services rendered by Crowe Chizek and Company LLC for the audit of Chesterfield Financial's annual financial statements and services that are normally provided by Crowe Chizek and Company LLC in connection with statutory and regulatory filings and engagements was $71,100 and $62,400 during the years ended June 30, 2004 and 2003, respectively.

         Audit-Related Fees. The aggregate fees billed to Chesterfield Financial by Crowe Chizek and Company LLC for assurance and related services rendered by Crowe Chizek and Company LLC that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in "Audit Fees," above, was $0 and $2,600 during the years ended June 30, 2004 and 2003, respectively. These fees consisted of procedures related to consent for the filing of a Form S-8.

         Tax Fees. The aggregate fees billed to Chesterfield Financial by Crowe Chizek and Company LLC for professional services rendered by Crowe Chizek and Company LLC for tax compliance, tax advice and tax planning was $11,100 and $9,600 during the years ended June 30, 2004 and 2003, respectively. These services primarily included the review of tax returns and quarterly tax provisions.

         All Other Fees. The aggregate fees billed to Chesterfield Financial by Crowe Chizek and Company LLC that are not described above was $1,090 and $4,000 during the years ended June 30, 2004 and 2003, respectively. These fees consisted of consultation and meetings with Company management for Sarbanes-Oxley related issues in both years.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

         The Audit Committee's policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. For the years ended June 30, 2004 and 2003, 100% of audit-related fees, tax fees and all other fees were approved by the Audit Committee prior to engagement.

         The Audit Committee has considered whether the provision of non-audit services, which relate primarily to tax services rendered, is compatible with maintaining Crowe Chizek and Company LLC's independence. The Audit Committee concluded that performing such services does not affect Crowe Chizek and Company LLC's independence in performing its function as auditor of Chesterfield Financial.

                                     PART IV

ITEM 15. Exhibits and Financial Statement Schedules
---------------------------------------------------

         (b)      Exhibits

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

                                           CHESTERFIELD FINANCIAL CORP.


Date:    October 28, 2004               By: /s/ Michael E. DeHaan
                                           -------------------------------------
                                           Michael E. DeHaan
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signatures                                  Title                               Date
----------                                  -----                               ----

/s/ Michael E. DeHaan                President, Chief Executive          October 28, 2004
---------------------------          Officer and Director (Principal
Michael E. DeHaan                    Executive Officer)


/s/ Karen M. Wirth                   Treasurer                           October 28, 2004
---------------------------
Karen M. Wirth                       (Principal Financial and
                                     Accounting Officer)

/s/ C. C. DeHaan                     Director                            October 28, 2004
---------------------------
C. C. DeHaan


                                     Director                            October __, 2004
----------------------------
Robert T. Mangan


/s/ David M. Steadman                Director                            October 28, 2004
----------------------------
David M. Steadman


/s/ Richard E. Urchell               Director                            October 28, 2004
---------------------------
Richard E. Urchell


/s/ Donald D. Walters                Director                            October 28, 2004
----------------------------
Donald D. Walters